Form 10-Q
period 1995-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1996-01-16
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, DC
                                             -------------------------

                                                     FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1995


OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                            to


                                          Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
             (Exact name of Registrant as specified in its charter)


Delaware                                                         13-3481443
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)



599 W. Putnam Avenue
Greenwich, Connecticut                                                 06830
(Address of principal executive offices)                               Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X       No


                                        WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                              Part I - Financial Information




Table of Contents                                                                          PAGE

Item 1. -  Financial Statements

           Balance Sheets as of November 30, 1995 (Unaudited)
           and February 28, 1995                                                             3

           Statements of  Operations  for the three and nine month periods ended
           November 30, 1995 (Unaudited) and November 30, 1994
           (Unaudited)                                                                       4

           Statements of Cash Flows for the nine months ended November 30, 1995
           (Unaudited) and November 30, 1994 (Unaudited)                                     5

           Notes to Financial Statements as of November 30, 1995 (Unaudited)                 6

Item 2. -  Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                                            9


                                        2


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS



                                                                  November 30, 1995
ASSETS                                                            (Unaudited)                 February 28, 1995

Cash and cash equivalents                                            $      29,141                $      30,836

Restricted cash                                                            582,287                      582,287

Investment in operating partnerships                                     2,823,486                    3,605,130

Note receivable                                                            317,713                      317,713

Accrued interest receivable                                                 72,335                       56,560
                                                                    --------------               --------------

                                                                       $ 3,824,962                  $ 4,592,526
                                                                       ===========                  ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

  Other liabilities                                                 $       10,000               $       10,000
  Due to related parties                                                   120,451                      109,201
                                                                     -------------                -------------

                                                                           130,451                      119,201
                                                                     -------------                -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIT)

  Limited partners                                                       3,823,874                    4,594,900
  General partner                                                         (129,363)                    (121,575)
                                                                      ------------                 ------------

                                                                         3,694,511                    4,473,325
                                                                      ------------                 ------------

                                                                        $3,824,962                  $ 4,592,526
                                                                        ==========                  ===========














                       See notes to financial statements.

                                        3



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Nine Months           Three Months           Nine Months         Three Months
                                     Ended                  Ended                 Ended                 Ended
                               November 30, 1995       November 30, 1995    November 30, 1994    November 30, 1994

REVENUES

   Interest                      $       31,985          $      11,503          $      23,143        $        7,579
                                 --------------          -------------          -------------        --------------

EXPENSES

   Operating                             29,155                  8,355                 27,894                   5,424
                                ---------------        ---------------         --------------         ---------------


Income/(loss) from operations             2,830                   3,148                (4,751)                2,155

Equity in loss of operating
     partnerships                      (781,644)              (216,812)              (874,308)             (342,381)
                                  -------------           ------------           ------------          ------------

NET LOSS                           $   (778,814)           $  (213,664)           $  (879,059)          $  (340,226)
                                   ============            ===========            ===========           ===========

NET LOSS PER UNIT OF
   LIMITED PARTNERSHIP
   INTEREST                       $     (963.78)          $    (264.41)           $ (1,087.84)         $    (421.03)
                                  =============           ============            ===========          ============


























                       See notes to financial statements.

                                        4



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          Nine Months           Nine Months
                                                                             Ended                 Ended
                                                                      November 30, 1995      November 30, 1994

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                 $   (778,814)         $   (879,059)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Equity in loss of operating partnerships                                 781,644               874,308
        Increase in interest receivable                                          (15,775)              (15,775)
        Increase in due to related parties                                        11,250                11,250
                                                                          --------------      ----------------

          Net cash used in operating activities                                   (1,695)               (9,276)
                                                                          --------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,695)               (9,276)

CASH AND CASH EQUIVALENTS, beginning of period                                    30,836                38,572
                                                                           -------------       ---------------

CASH AND CASH EQUIVALENTS, end of period                                    $     29,141        $       29,296
                                                                            ============        ==============





























                       See notes to financial statements.

                                        5


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1995
                                   (Unaudited)





1.       The accompanying  unaudited financial  statements have been prepared in accordance with generally  accepted  accounting  principles for interim
         financial  information.   They  do  not  include  all  information  and
         footnotes  required by generally  accepted  accounting  principles  for complete financial  statements.  In the opinion of the General Partner, the financial  statements include all adjustments  necessary to reflect fairly the results of the interim  periods  presented.  All adjustments are of a normal recurring nature.  No significant  events have occurred subsequent  to February  28, 1995 and no material  contingencies  exist
         which  would  require   additional   disclosure  in  the  report  under
         Regulation S-X, Rule 10-01 paragraph A-5.

         The results of operations for the nine months ended November 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

2.       The investment in Operating Partnerships as of February 28, 1995 and November 30, 1995 is as follows:


         Amount paid to investee through February 28, 1995                        $16,388,000

         Accumulated cash distributions from Operating Partnerships
          through February 28, 1995                                                (3,180,441)

         Equity in accumulated loss of Operating Partnerships
          through December 31, 1994                                                (9,602,429)
                                                                                -------------

         Balance as of February 28, 1995                                            3,605,130

         Equity in loss of Operating Partnerships for the nine months ended
          September 30, 1995                                                         (781,644)
                                                                               --------------

         Balance as of November 30, 1995                                         $  2,823,486
                                                                                 ============

         The Local Partnerships' combined balance sheets as of September 30, 1995 (unaudited) and December 31, 1994 and the combined statements of operations for the nine months ended September 30, 1995 and 1994 (unaudited) are reflected on pages 7 and 8.



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                NOVEMBER 30, 1995
                                   (Unaudited)


Note 2 - Continued

The combined balance sheets of the Operating Partnerships as of November 30, 1995 (unaudited) and December 31, 1994 are as follows:

                                                                   November 30, 1995           December 31, 1994
                                                                   -----------------           -----------------

Assets

         Land                                                          $   1,150,473              $   1,150,473
         Buildings and equipment (net of accumulated
           depreciation of $8,224,519 and $7,229,966,
           respectively)                                                  44,415,393                 45,379,160
         Cash and cash equivalents                                            81,283                    164,855
         Deferred costs                                                      635,356                    668,082
         Mortgage escrow deposits                                            732,682                    357,272
         Tenant security deposits                                            535,891                    490,882
         Other assets                                                         23,049                     37,094
         Real estate tax receivable                                          208,442                    208,442
                                                                     ---------------            ---------------

                                                                        $ 47,782,569               $ 48,456,260
                                                                        ============               ============

Liabilities

         Mortgages payable                                              $ 27,291,165               $ 27,446,018
         Notes payable                                                       635,427                    635,427
         Accounts payable and accrued expenses                               232,927                    118,439
         Accrued interest                                                    275,073                    243,752
         Tenants' security deposits payable                                  535,891                    490,882
         Due to general partner and affiliates                             1,397,377                  1,317,494
                                                                      --------------             --------------

                                                                          30,367,860                 30,252,012
                                                                       -------------              -------------

Partners' equity

         Wilder Richman Historic Properties II, L.P.                       2,823,486                  3,605,130
         General partner                                                  14,591,223                 14,599,118
                                                                       -------------              -------------

                                                                          17,414,709                 18,204,248
                                                                       -------------              -------------

                                                                        $ 47,782,569               $ 48,456,260
                                                                        ============               ============



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                NOVEMBER 30, 1995
                                   (Unaudited)



Note 2 - Continued

The unaudited  combined  statements of operations of the Operating  Partnerships for the nine months ended September 30, 1995 and 1994 are as follows:
                                                                     Nine Months                Nine Months
                                                                     Ended                      Ended
                                                                   September 30, 1995         September 30, 1994

Revenues

   Rent                                                                  $ 3,831,713               $  3,824,537
                                                                         -----------               ------------

Expenses

   Administrative                                                            517,098                    476,587
   Operating                                                               1,507,941                  1,623,449
   Management fees                                                           114,951                    114,736
   Interest                                                                1,453,983                  1,459,883
   Depreciation and amortization                                           1,027,279                  1,033,021
                                                                        ------------              -------------

                                                                           4,621,252                  4,707,676
                                                                        ------------              -------------

Net Loss                                                                 $  (789,539)              $   (883,139)
                                                                         ===========               ============

Net Loss Allocated to
  Wilder Richman Historic Properties II, L.P.                            $  (781,644)              $   (874,308)
  General partner                                                             (7,895)                    (8,831)
                                                                      --------------            ---------------

                                                                         $  (789,539)              $   (883,139)
                                                                         ===========               ============

3.       Additional  information,   including  the  audited  February  28,  1995
         Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

           As of November 30, 1995, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1995, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the nine months ended September 30, 1995.

           In connection with the modification of the mortgages of the Operating Partnerships in June, 1992, the Partnership advanced cash in the amount of $317,713 in 1992 to provide assistance to the Operating Partnerships principally in covering costs associated with the modification of the mortgages. In addition, the Partnership provided the mortgage lender with a letter of credit in an outstanding amount of $582,287 (after deducting $17,713 for operating shortfalls in
           1992) for the purpose of covering future operating deficits of the Operating Partnerships. The outstanding balance of the letter of credit is secured by cash in the amount of $582,287 which is deposited in an interest-bearing account and is reflected as restricted cash in the accompanying balance sheet. In addition, there is a matching letter of credit provided by Chase Manhattan Bank ("Chase") on behalf of the Operating General Partner, leaving a total amount of $1,164,574 to cover operating shortfalls of the Operating Partnerships until such letters of credit are released. Under the terms of the loan documents, the operating deficit letters of credit are to be released upon the later of (i) the date on which the Operating Partnerships satisfy the lender as to the debt service coverage ratio requirement on the mortgages or (ii) January 1, 1996 (to coincide with the expiration of Federal income tax recapture of the rehabilitation credits). For the nine month period ended November 30, 1995, the Partnership accrued interest of $15,775 on such advances and has accrued aggregate interest on such advances of $72,335 as of November 30, 1995. See additional discussion below concerning the release of the letters of credit.

           Under the terms of the loan documents as modified in 1992, the Operating General Partner provided a letter of credit to the lender, in addition to the operating deficit letters of credit discussed above, in the amount of approximately $4.2 million (the "Capital Letter of Credit") for the purpose of revising the base loan amount in the event revenues of the complex were not sufficient to cover operating costs and debt service. Under the terms of the loan documents, the Capital Letter of Credit is to be released upon the date on which the Operating Partnerships satisfy the lender as to the debt service coverage ratio requirement on the mortgages. During April, 1995, the Operating General Partner submitted to the lender the operating statement of the complex for 1994, reflecting that the 1994 operations satisfied the debt service coverage ratio requirement. Such submission was reviewed by the lender and was approved in June, 1995. Accordingly, the Capital Letter of Credit was returned to the Operating General Partner by the lender. The annual letter of credit fees incurred by the Operating Partnerships on such balance were approximately $24,000 per annum. In addition, the Operating General Partner entered into an agreement with Chase on July 5, 1995 whereby Chase agreed to release the Operating Partnerships from substantially all of the outstanding liabilities owed to Chase in connection with outstanding advances and accrued interest thereon (discussed above) in return for the release of its outstanding letter of credit of approximately $600,000 on January 1, 1996. Notwithstanding such agreement, the outstanding liability and accrued interest thereon are reflected in the combined balance sheet of the Operating Partnerships as of September 30, 1995 included in
           Note 2 to the accompanying financial statements. As of January 15, 1996, the Operating General Partner is awaiting the delivery of the Chase letter of credit from the lender. Upon such receipt, the Operating General Partner will deliver the letter of credit to Chase at which time it is expected that Chase will release the Operating Partnerships of such liabilities pursuant to the agreement and release cash escrow of approximately $60,000 held in connection with the agreement.

           The Partnership's results from operations during the nine months ended November 30, 1995 were comparable to the nine months ended November 30, 1994. The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the Operating Partnerships' policies. For

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

           the period March 1, 1995 through November 30, 1995, the statement of operations reflects a net loss of $778,814, which includes equity in loss of Operating Partnerships of $781,644, inclusive of depreciation and amortization. For the period March 1, 1994 through November 30, 1994, the statement of operations reflects a net loss of $879,059, which includes equity in loss of Operating Partnerships of $874,308, inclusive of depreciation and amortization.

           The Operating Partnerships reported a net loss during the nine month period ended September 30, 1995 of $789,539, inclusive of depreciation and amortization expenses of $1,027,279. The Operating Partnerships reported a net loss during the nine month period ended September 30, 1994 of $883,139, inclusive of depreciation and amortization expenses of $1,033,021. The principal reason for the smaller loss in 1995 is the reduction in effective real estate taxes in 1995 (approximately $538,000) compared to effective 1994 real estate taxes (approximately $780,000 per annum) based on the then current assessment, which was disputed and subsequently modified. The operating results of the Operating Partnerships for the nine months ended September 30, 1995 reflect positive cash flow of approximately $108,000 after deducting principal amortization under the mortgages (approximately $155,000), deposits to required escrows (approximately $101,000), and adding accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $96,000), depreciation and amortization of deferred financing costs (approximately $1,027,000) and accrued interest to Chase and the Partnership (approximately $31,000). The property's performance will be dependent on the ability to lease units at similar or better rental rates as lease terms expire. The Operating Partnerships did not receive any advances from the Partnership under its letter of credit obligation (discussed above) during the nine month period ended September 30, 1995.

           Although for the near future the Operating Partnerships are expected to avoid mortgage default as a result of the modified mortgages, management is continuing to examine methods to increase occupancy rates and economize operating expenses. The future operating results of the complex will be extremely dependent on market conditions and therefore may be subject to significant volatility. The expiration period for potential historic tax credit recapture was November 1995. Based upon the satisfaction of conditions necessary to release the operating deficit letters of credit (discussed above), the Operating General Partner has corresponded with the lender requesting the release of the Partnership's letter of credit, which is expected to occur in the very near future.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                           Part II - Other Information




Item 1.       Legal Proceedings

              None


Item 2.       Changes in Securities

              None


Item 3.       Defaults Upon Senior Securities

              None


Item 4.       Submission of Matters to a Vote of Security Holders

              None


Item 5.       Other Information

              None


Item 6.       Exhibits and Reports on Form 8-K

              a. Exhibits:

                 Exhibit #:        Description:

                 27                Financial Data Schedule

              b. Reports on Form 8-K

                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                        By: Wilder Richman Historic Corporation
                                             General Partner


Dated:  January 16, 1996                            /s/ Richard Paul Richman
                                                    ------------------------
                                                    Richard Paul Richman
                                                    President and Chief
                                                     Executive Officer