Form 10-K
period 1996-02-29
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1996-05-31
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

0-17793 (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                  13-3481443
(State or other jurisdiction             I.R.S. Employer Identification No.)
  of organization)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                          06830
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:       (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

        None
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
- - -----------------------------------------------------------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,280,000. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

Documents incorporated by reference:

The Prospectus of the Registrant, dated May 13, 1988 and filed pursuant to Rule 424(b)(iii) under the Securities Act of 1933, is incorporated by reference into Parts I, II, and III of this Annual Report on Form 10-K.

                                     PART I

Item 1.   Business

       General Development of Business

     Registrant (also referred to as the "Partnership") is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 15, 1987. The general partner of the Partnership is Wilder Richman Historic Corporation, a Delaware corporation (the "General Partner" or "WRHC").

     Registrant was organized to acquire all of the limited partnership interests in Dixon Mill Associates I (Phase One), Limited Partnership, Dixon Mill Associates II (Phase Two), Limited Partnership, and Dixon Mill Associates III (Phase Three), Limited Partnership, each of which is a New Jersey limited partnership (individually "Dixon Mill I," "Dixon Mill II" and "Dixon Mill III," respectively, and collectively the "Operating Partnerships"). Each Operating Partnership owns one phase ("Phase") of an aggregate 433-unit residential apartment complex (the "Complex") located in Jersey City, New Jersey, that consists of buildings designated as certified historic structures by the U.S. Department of the Interior. The Operating Partnerships have constructed, substantially rehabilitated and are operating the Complex. The rehabilitation of the Complex qualified for a rehabilitation tax credit in 1988, 1989 and 1990. The general partner of the Operating Partnerships is Dixon Venture Corp. (the "Operating General Partner"), which is not an affiliate of the Partnership or WRHC.

     Pursuant to the Partnership's prospectus dated May 13, 1988, (the "Prospectus"), the Partnership offered $19,280,000 of units of limited partnership interest in the Partnership (the "Units") at an offering price of $24,100 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-19646). The Prospectus is incorporated herein by reference.

     The closing of the offering of Units (the "Offering") occurred on July 15, 1988. At such closing, 800 Units were sold, representing $19,280,000 in gross proceeds. After payment of $674,800 of organization and offering expenses, $674,800 in an origination fee and $1,349,600 of selling commissions, the net proceeds available for investment were $16,580,800. Of such net proceeds, $16,388,000 was allocated to the investment in the Operating Partnerships, which included investments in guaranteed investments contracts. The remainder of $192,800 was designated as working capital to be used for operating expenses of the Partnership.

       Financial Information About Industry Segments

     Registrant is engaged solely in the business of owning a limited partnership interest in each of the Operating Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. See Item 8 below for a summary of Registrant's operations.

       Working Capital Reserves

     As of February 29, 1996, Registrant had working capital reserves of approximately $616,000 inclusive of funds previously restricted for the purpose of providing operating deficit loans to the Operating Partnerships (in order to avoid default under their mortgages pursuant to their modified mortgage documents) which were substantially invested in interest-bearing deposits. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Competition

     Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "RISK FACTORS" at pp. 37 - 57 of the Prospectus, which is incorporated herein by reference.

       Compliance with Environmental Protection Provisions

     In connection with the environmental cleanup responsibilities pertaining to the Complex, the Operating General Partner submitted a declaration to the State of New Jersey Department of Environmental Protection ("NJDEP") stating that there remains no hazardous substances and wastes on the site. In August, 1989, the Operating General Partner received notification from NJDEP that the environmental testing was complete and the Complex is in compliance with NJDEP requirements. All costs incurred in connection with the review conducted by NJDEP were borne by The Dixon Venture, an affiliate of the Operating General Partner. Information regarding such environmental matters is set forth under the heading "DESCRIPTION OF THE COMPLEX - Environmental Matters" at pp. 87 - 92 of the Prospectus, which is incorporated herein by reference.

       Employees of Registrant

     Registrant employs no personnel and incurs no payroll costs. An affiliate of the General Partner employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also perform similar services for other affiliates of the General Partner.

     Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus
     Budget  Reconciliation  Act of 1990,  Tax  Extension  Act of 1991,  Omnibus
     Budget Reconciliation Act of 1993 and Uruguay Round Agreements Act (collectively the "Tax Acts")

     Registrant is organized as a limited partnership and is a pass through tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investment. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


Item 2.   Properties

     The Complex consists of approximately 34 historic mill buildings built between 1847 and 1932, all of which are certified historic structures that have been converted and substantially rehabilitated into a 433 unit luxury apartment complex that has received financing exempt from Federal income taxation under Internal Revenue Code Section 103(b)(4)(A). As a consequence of this tax exempt financing, the Operating Partnerships are required to rent at least 15% of the dwelling units ("D.U.'s") in the Complex to individuals or families of low or moderate income as determined under such Code Section, currently based on their income not exceeding 80% of the median income for the area as determined by the United States Department of Housing and Urban Development ("HUD"). These income limits are subject to increases pursuant to HUD guidelines. In the Complex, 68 studio and efficiency D.U.'s and 17 one-bedroom D.U.'s are set aside for rental to low or moderate income persons. There are no rent ceilings on those D.U.'s set aside for low or moderate income persons. Because such tax exempt financing consists of bonds sold in 1985, the 80% of median income limit is not required to be adjusted based on family size as would be required under the Tax Reform Act of 1986.

     The Complex is located on a 4-acre site in Jersey City, New Jersey. In addition, one new five-story building, approximately 20 feet by 50 feet, was built on the site. The Complex is located in the Dixon Crucible Redevelopment Area, an area so designated pursuant to a redevelopment plan adopted in September, 1983 by ordinance of the City of Jersey City. The actual development entails three Phases with each Phase owned by a separate New Jersey limited partnership, respectively Dixon Mill I, Dixon Mill II and Dixon Mill III. Phase I consists of seven industrial buildings which have been rehabilitated to provide 134 apartment units, 55 underground and 77 surface parking spaces and approximately 1,550 square feet of commercial space. Phase II consists of 11 industrial buildings which have been rehabilitated to provide 191 apartment units and 62 underground and 124 surface parking spaces. Phase III consists of four industrial buildings containing 108 apartment units, 35 underground and 73 surface parking spaces and approximately 2,230 square feet of commercial space.

     The Complex features gardens, elevated walkways and brick paved walkways. The Complex also has its own electronic security system and a free shuttle service to the Grove Street PATH station is being provided. In addition, the residents of the Complex have access to a private fitness facility. The Complex's commercial space is designated for retail stores and/or professional offices.

     As of December 31, 1995 and 1994, the occupancy and rental rates were as follows:

                                    December 31, 1995     December 31, 1994
        Occupancy Rate                     98%                    97%

        Monthly Rental Rates:
         Studio                     $  500 - $  850        $  575 - $  775
         One-Bedroom                $  525 - $1,400        $  675 - $1,400
         Two-Bedroom                $  600 - $1,500        $1,050 - $1,595
         Three-Bedroom              $1,400 - $1,950        $1,550 - $1,750

     The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the units resulting from the tax-exempt financing.

Item 3.   Legal Proceedings

     As of February 29, 1996, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

     The Operating Partnerships have been named as a third-party defendant in a lawsuit between The Dixon Venture, the party who sold the Complex to the Operating Partnerships, and the former owner, Joseph Dixon Crucible Company, for indemnification for cost clean-up under the Comprehensive Environmental Response Compensation and Liability Act of 1980. The Operating General Partner believes that the Operating Partnerships have no liability or no liability that is not adequately covered by an indemnification from The Dixon Venture.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Unit Matters

       a)  Market

     There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

       b)  Holders

     As of February 29, 1996, there were approximately 761 record holders of Units holding an aggregate of 800 Units in the Partnership.

       c)  Distributions

     The Agreement of Limited Partnership of the Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions. As a result of the mortgage modification on June 11, 1992, certain cash flow restrictions have been placed on the Operating Partnerships. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Dixon Mills Financial Statements included herein.

Item 6.     Selected Financial Data

                                   Year Ended
                    February    February     February     February    February
                    29, 1996    28, 1995     28, 1994     28, 1993    29, 1992
Total revenues
 (Interest income)$  43,259   $    30,858  $     33,142 $    41,658 $    12,129

Equity in loss of
 Operating
 Partnerships     $(745,393)* $  (873,701) $(1,372,573) $(2,202,328)$(2,062,302)

Net loss          $(736,763)  $  (875,499) $(1,380,924) $(2,305,745)$(2,240,162)

Net loss per unit
 of limited
 partnership unit $     (912) $    (1,083) $    (1,709) $    (2,853)$    (2,772)

At year end:
 Total assets     $3,870,763  $ 4,592,526  $ 5,453,025  $ 6,823,949 $ 9,196,927

     * This amount is net of an extraordinary gain of $366,499 resulting from the forgiveness of debt of the Operating Partnerships reflected in Registrant's financial statements.

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations

       Liquidity and Capital Resources

     The operating results of the Complex for 1995 were comparable to 1994. On June 11, 1992, the mortgages of the Operating Partnerships were modified pursuant to agreements among Federal National Mortgage Association ("FNMA" or the "Lender"), Chase Manhattan Bank, N.A. ("Chase") and the Operating General Partner. The Partnership obtained the consent of the limited partners to utilize the proceeds from the final distribution from the guaranteed investment contracts to assist in modifying the mortgages. As a result of the mortgage modification, the interest rate under the mortgages decreased from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. Recently, there has been new construction of luxury multi-family housing in the vicinity consisting of approximately 500 dwelling units. Such housing is in the initial lease-up phase with asking rents that are substantially higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future.

     In connection with the mortgage modification, Chase and the Partnership each advanced $277,500 to the Operating Partnerships to pay for certain costs of the mortgage modification. In addition, in the event of future operating deficits, Chase and the Partnership each provided a letter of credit and cash of approximately $622,500, respectively (the "Operating Deficit Escrows") for the purpose of providing FNMA the ability to make pro-rata draws for debt service payments and other operating expenses to the extent cash flow of the Operating Partnerships were insufficient to make the required payments under the modified mortgages. The release of the Operating Deficit Escrow was based upon the later of (i) the date on which the Operating Partnerships satisfy the Lender as to the 110% debt service coverage ratio requirements on the mortgages or (ii) January 1, 1996 (to coincide with the expiration of Federal income tax recapture of the rehabilitation credits). During April, 1995, the Operating General Partner submitted to the Lender the operating statement of the Complex for 1994, reflecting that the 1994 operations satisfied the 110% debt service coverage ratio requirement. Such submission was reviewed by the Lender and was approved in June, 1995. Although the outstanding Operating Deficit Escrows total $582,287 as of December 31, 1995 as to each Chase and the Partnership, the letters of credit were released by the Lender in January, 1996. Accordingly, the Partnership's balance sheet reflects no restricted cash at February 29, 1996.

     Chase and the Partnership each provided advances of $317,713 as of December 31, 1995, with aggregate interest of approximately $126,000 accrued thereon by the Operating Partnerships. As of February 29, 1996, the Partnership accrued interest receivable of $77,498 in connection with the advances provided. However, the Operating General Partner entered into an agreement with Chase on July 5, 1995 whereby Chase agreed to release the Operating Partnerships from substantially all of the outstanding liabilities owed to Chase in connection with outstanding advances and accrued interest thereon (discussed above) in return for the release of its outstanding letter of credit in January, 1996. Accordingly, the Operating Partnerships have recorded the forgiveness of the outstanding debt and accrued interest as of December 31, 1995 in the aggregate of $370,201 and have reflected such forgiveness as an extraordinary gain on the statement of operations for the year then ended.

     Because of the outstanding advances, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership and (ii) principal owing to the Partnership and
     (iii) thereafter, pursuant to the terms of the Limited Partnership Agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1995, the cumulative preferred distribution is approximately $6,723,000.

     During 1994, the Operating Partnerships received a notification of an increase in their annual real estate tax assessment from approximately $425,000 per annum to approximately $780,000 per annum. The Operating General Partner contested the amount of the increase and was successful in having it reduced to approximately $535,000 per annum. As a result of the original notification of increase, the Operating Partnerships paid real estate taxes in excess of what was charged to operations (as a result of the successful appeal). Accordingly, the balance sheet of the Operating Partnerships reflects a real estate tax receivable of $208,442 as of December 31, 1994, which amount was credited to the Complex by the taxing jurisdiction in 1995.

     Cash and cash equivalents of the Partnership increased during the year ended February 29, 1996 by approximately $585,000 as a result of the release of the restricted deposits of $582,287 and the payment of operating expenses offset by interest received from deposits. Pursuant to the amended limited partnership agreement, the released Operating Deficit Escrow of the Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to hold such funds. During the year ended February 29, 1996, the Partnership's investment in Operating Partnerships decreased by $745,393 as a result of the equity in loss of Operating Partnerships, which includes the forgiveness of debt on the Chase advances and accrued interest of $370,201 discussed above.

     The annual investor service fees are payable from the operations of the Operating Partnerships and from reserves. As of February 29, 1996, due to affiliates includes $110,000 of accrued investor service fees, which includes the Partnership's expense for the last four fiscal periods and $50,000 otherwise payable from the final distribution of the guaranteed investment contracts in January, 1992.

       Results of Operations

     The Partnership's operating results are dependent upon the operations of the Operating Partnerships and are significantly impacted by the policies of the Operating Partnerships.

       Year Ended February 29, 1996

     During the year ended February 29, 1996, the Partnership earned interest of approximately $43,000 on restricted funds (discussed above), reserves, and advances provided to the Operating Partnerships. During the year ended February 29, 1996, interest earnings slightly increased compared to the previous fiscal period due to the average increase of short-term interest rates and a change in interest rates on the restricted deposits. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable during the years ended February 29, 1996 and February 28, 1995. The operating expenses of the Partnership are not expected to vary significantly in the near future.

     The 1995 operating results of the Operating Partnerships reflect positive operations of approximately $63,000, which includes principal amortization under the mortgages (approximately $208,000) and net deposits to required escrows (approximately $154,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $164,000), amortization of deferred financing costs (approximately $43,000) and accrued interest to Chase and the Partnership (approximately $21,000). The occupancy fluctuated during 1995 while operating expenses increased (primarily from increases in real estate taxes and insurance, and planned improvements which were not funded from replacement reserves), resulting in a decline in operating results compared to 1994.

     The Operating Partnerships did not utilize the Operating Deficit Escrows or replacement reserves during 1995. Although the results of operations are stable, management continues to examine methods to stabilize healthy occupancy rates while attempting modest increases in rental rates and to closely monitor its operating costs. As of December 31, 1995, the occupancy rate was approximately 98%. Although operations have significantly improved since the mortgage modification in June, 1992, the future operating results of the Complex will be extremely dependent on market conditions (including the newly developed multi-family housing in the area, discussed above) and therefore may be subject to significant volatility.

       Year Ended February 28, 1995

     During the year ended February 28, 1995, the Partnership earned interest of approximately $31,000 on restricted funds (discussed above), reserves, and advances provided to the Operating Partnerships. During the year ended February 28, 1995, interest earnings slightly decreased compared to the previous fiscal period due to the average decrease of interest-bearing deposits and lower interest rates. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable during the years ended February 28, 1995 and 1994.

     The 1994 operating results of the Operating Partnerships reflect positive operations of approximately $438,000, which includes principal amortization under the mortgages (approximately $140,000) and net deposits to required escrows (approximately $106,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $150,000), amortization of deferred financing costs (approximately $43,000) and accrued interest to Chase and the Partnership (approximately $41,000). The improved occupancy during the second half of 1993 was maintained throughout 1994 while operating expenses increased slightly, resulting in improved operating results in 1994. The Operating Partnerships did not utilize the Operating Deficit Escrows during 1994. As of December 31, 1994, the occupancy rate was approximately 97%.

       Year Ended February 28, 1994

     During the year ended February 28, 1994, the Partnership earned interest of approximately $33,000 on restricted funds (discussed above), reserves, and advances provided to the Operating Partnerships. During the year ended February 28, 1994, interest earnings decreased compared to the previous fiscal period due to the average decrease of interest-bearing deposits and lower interest rates. The Partnership's operating expenses (which include accrued investor service fees of $15,000) decreased as a result of incurring costs resulting from the mortgage modification (discussed above) during the years ended February 1993 and 1992. Amortization expense decreased during the year ended February 28, 1994 as a result of organization costs becoming fully amortized during the year.

     The 1993 operating results of the Operating Partnerships reflect positive operations of approximately $95,000, which includes principal amortization under the mortgages (approximately $82,000) and net deposits to required escrows (approximately $41,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $185,000), amortization of deferred financing costs (approximately $43,000) and accrued interest to Chase and the Partnership (approximately $41,000). The operating results improved, compared to 1992, for several reasons. Occupancy significantly improved during the second half of 1993 resulting from management's efforts and a more active market during that time. Interest expense declined as a result of having a full year at the lower interest rate under the modified mortgages (compared to approximately seven months in 1992). Operating expenses declined as a result of lower tenant turnover, increased occupancy and management's efforts to reduce costs. The Operating Partnerships did not utilize the Operating Deficit Escrows during 1993. As of December 31, 1993, the occupancy rate was approximately 93%.

       Inflation

     Inflation is not expected to have a material adverse impact on Registrant's
     revenues   during  its  period  of  equity   ownership  in  the   Operating
     Partnerships.

Item 8.   Financial Statements and Supplementary Data

     The financial information required in response to this Item 8 is submitted as part of Item 14(a) of this report.


Item 9. Changes in and  Disagreements  with  Accountants  on Accounting and
             Financial Disclosure

       None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       The Partnership has no directors or executive officers.

     The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

Name                           Age         Office

Richard Paul Richman            48         President and Director

Robert H. Wilder, Jr.           50         Executive Vice President,
                                            Assistant Secretary, Treasurer
                                            and Director.

Gina S. Scotti                  40         Secretary

     Richard Paul Richman, 48 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and sole stockholder of The Richman Group, Inc. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi- weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 50 years old, is Executive Vice President, Secretary and Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

     Gina S. Scotti, 40 years old, is Secretary of WRHC. Ms. Scotti, a Vice President and Secretary of the Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for all communications with investors since 1986.

Item 11.  Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 29, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding units as of February 29, 1996.


Item 13.  Certain Relationships and Related Transactions

     The financial interests in Registrant of the General Partner and Special Limited Partner are set forth under the heading "PROFITS, LOSSES and DISTRIBUTIONS" at pp. 117 - 124 of the Prospectus, which is incorporated herein by reference.

       Transactions with Affiliates of Management

     The General Partner and certain of its affiliates are entitled to receive certain compensation, fees and reimbursement of expenses during the offering, operational and termination or refinancing stages of the Partnership.

     Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, became a co-management agent of the Complex on July 1, 1992. In connection with these services, WRMC earned management fees of $76,641 in 1995, of which $42,461 was accrued.

     Richman Asset Management, LLC., an affiliate of the General Partner, earned compensation in the amount of $60,000 in 1995 for its performance in connection with investor services for the Partnership and the Operating Partnerships, all of which was accrued.

       Indebtedness of Management

     No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 29, 1996 and February 28, 1995.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       a) Financial Statements

          (i) The list of Financial Statements of Registrant appears on page F-1.

          (ii) The list of Financial Statements of the Operating Partnerships appears on page F-15.

          (3)       Exhibits:

          (3A) Certificate of Limited Partnership of Wilder Richman Historic Properties II, L.P., as filed with the Secretary of State of Delaware on October 15, 1987;*

          (3B) Form of Agreement of Limited Partnership of Wilder Richman Historic Properties II, L.P. (attached to Prospectus as Exhibit A);

          (4) Form of Subscription Agreement (attached to Prospectus as Exhibit B);

          (10A) Previously executed and filed Certificate of Limited Partnership and Agreement and Amended and Restated Certificate of Limited Partnership of (x) Dixon Mill Associates I (Phase One), Limited Partnership, (y) Dixon Mill Associates II (Phase Two), Limited Partnership and
                    (z) Dixon Mill Associates III (Phase Three), Limited Partnership;*

          (10B) Form of Amended and Restated Agreement and Certificate of Limited Partnership of the Dixon Mill Partnerships:

                    (1) Dixon Mill Associates I (Phase One), Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership;**

                    (2) Dixon Mill Associates II (Phase Two), Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership;** and

                    (3) Dixon Mill Associates III (Phase Three), Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership;**

          (10C)     Dixon Mill Complex Financing Documents;*

          (10D) Administrative Consent Order with New Jersey Department of Environmental Protection ("NJDEP") and NJDEP Non-Applicability Letter as to Dixon Mill Partnerships;*

          (10E) Master Services Agreement, dated June 18, 1986, between Varick Construction Corp. and IT Corporation;*

          (10F) Documents related to Dixon Mill Complex historic certification;*

          (10G)     Form of Operating Deficit Guarantee Agreement;*

          (10H)     Form of Repurchase Agreement;**

          (10I)     Form of Investor Services Agreement;**

          (10J) Form of Escrow Agreement among Wilder Richman Historic Properties II, L.P., Wilder Richman Historic Corporation, Shearson Lehman Hutton Inc. and FirsTier Bank, N.A., as escrow agent;**

          (10K) Form of Financial Development Consulting Agreement between Wilder Richman Corporation and the Operating Partnerships;**

          (10L) Form of Annuity Issuance Agreement between Wilder Richman Historic Properties II, L.P. and the Issuer;**

          (10M) Form of Guaranteed Investment Contract Escrow Agreement among Wilder Richman Historic Properties II, L.P., the Dixon Mill Partnerships and the escrow agent;**

          (10N) Form of Assignment between the Dixon Mill Partnership, as Assignor, and Wilder Richman Historic Properties II, L.P., as Assignee;**

          (10O) Form of Letter from The Dixon Venture to Wilder Richman Historic Properties II, L.P. and the Dixon Mill Partnerships, as to The Dixon Venture's agreement to bear all costs of compliance with the New Jersey Environmental Cleanup Responsibility Act;**

          (10P)     Amendment No. 1 to Agreement of Limited Partnership ***

          (10Q)     Reinstatement and Modification Agreement; ***

          (10R)     Operating Deficit Escrow Agreement; ***

          (10S)     Priority Operating Deficit Escrow Agreement; ***

          (10T)     Amended and Restated Achievement Escrow Agreement; ***

          (10U)     Default Avoiding Loan Agreement; ***

          (10V)     Management Agreement; ***

          (10W)     Chase Note; ***

          (10X)     Letter of Intent to Reinstate and Modify the Mortgages. ****

           (27)     Financial Data Schedule

* Incorporated by Reference to Registrant's Form S-11 Registration Statement as filed with the Securities and Exchange Commission on January 15, 1988.
** Incorporated by Reference to Amendment No.1 to Registrant's Form S-11 Registration Statement as filed with the Securities and Exchange Commission on May 9, 1988.
***    Submitted as exhibit to Form 10-K for the fiscal year ended February 29,
       1992.
****   Incorporated by Reference to Proxy dated March 23, 1992.

       b)  Reports on Form 8-K

       None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of May, 1996.


                                 Wilder Richman Historic Properties II, L.P.

                                 By:  Wilder Richman Historic Corporation,
                                       General Partner


                                      By:  /s/  Richard Paul Richman
                                           Richard Paul Richman
                                           President and Director


                                      By:  /s/  Robert H. Wilder, Jr.
                                           Robert H. Wilder, Jr.
                                           Executive Vice President and
                                            Director

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          FINANCIAL STATEMENTS FOR THE

                         YEARS ENDED FEBRUARY 29, 1996,
                           FEBRUARY 28, 1995 AND 1994

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

            Years Ended February 29, 1996, February 28, 1995 and 1994

                        and Independent Auditors' Report





                                 C O N T E N T S

                                                                  Page

INDEPENDENT AUDITORS' REPORT                                       F-2


FINANCIAL STATEMENTS:

           Balance sheets                                          F-3

           Statements of operations                                F-4

           Statements of partners' equity                          F-5

           Statements of cash flows                                F-6

           Notes to financial statements                        F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT








Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut



     We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 29, 1996 and February 28, 1995, and the related statements of operations, partners' equity and cash flows for the years ended February 29, 1996 and February 28, 1995 and 1994. These
     financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 29, 1996 and February 28, 1995 and the results of its operations, changes in partners' equity and cash flows for the years ended February 29, 1996, February 28, 1995 and 1994 in conformity with generally accepted accounting principles.




April 17, 1996
New York, New York

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS







                                              February 29,        February 28,
           A S S E T S                           1996                1995
INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 7)                        $2,859,737          $3,605,130

CASH AND CASH EQUIVALENTS (Note 2)               615,815              30,836

RESTRICTED CASH (Note 3)                                             582,287

NOTE RECEIVABLE (Note 3)                         317,713             317,713

ACCRUED INTEREST RECEIVABLE (Note 3)              77,498              56,560

                                              $3,870,763          $4,592,526



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
           Other liabilities                  $   10,000          $   10,000

           Due to related parties (Note 4)       124,201             109,201

                                                 134,201             119,201

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

PARTNERS' EQUITY (Notes 2 and 5):

           Limited partners' equity            3,865,505           4,594,900

           General partner's deficit            (128,943)           (121,575)

                                               3,736,562           4,473,325

                                              $3,870,763          $4,592,526



                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS



                                                   Year ended
                                       February 29,         February 28,

                                         1996           1995            1994
Revenues:

Interest income                     $    43,259     $   30,858      $    33,142


Expenses:

  Operating                              34,629         32,656           36,993

  Amortization                                                            4,500


     Total expenses                      34,629         32,656           41,493

     Income (loss) from operations        8,630         (1,798)          (8,351)

Equity in loss of Operating
 Partnerships before extraordinary
 item                                (1,111,892)      (873,701)      (1,372,573)

Net loss before extraordinary item   (1,103,262)      (875,499)      (1,380,924)

Extraordinary item - Equity in
 forgiveness of debt of Operating
 Partnerships (Note 3)                  366,499

             NET LOSS               $  (736,763)   $  (875,499)     $(1,380,924)

Net loss attributable to:

   Limited partners                 $  (729,395)   $  (866,744)     $(1,367,115)

   General partner                       (7,368)        (8,755)         (13,809)

                                    $  (736,763)   $  (875,499)     $(1,380,924)


Net loss per unit of limited
 partnership interest before
 extraordinary item (800 units)          (1,365)        (1,083)          (1,709)

Extraordinary item                          453

Net loss per unit of limited
 partnership interest               $      (912)   $    (1,083)     $    (1,709)

                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994









                                                      Limited         General
                                          Total       partners        partner

Partners' equity (deficit),
 March 1, 1993                          $6,729,748   $6,828,759    $  (99,011)

Net loss, year ended February 28,
 1994                                   (1,380,924)  (1,367,115)      (13,809)

Partners' equity (deficit),
 February 28, 1994                       5,348,824    5,461,644      (112,820)

Net loss, year ended February 28,
 1995                                     (875,499)    (866,744)       (8,755)

Partners' equity (deficit),
 February 28, 1995                       4,473,325    4,594,900      (121,575)

Net loss, year ended February 29,
 1996                                     (736,763)    (729,395)       (7,368)

Partners' equity (deficit),
 February 29, 1996                      $3,736,562   $3,865,505    $ (128,943)

Limited partnership units
 outstanding at February 29, 1996,
 February 28, 1995 and 1994                                 800










                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS








                                                     Year ended
                                           February 29,      February 28,

                                              1996        1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $  (736,763) $  (875,499) $(1,380,924)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
     Amortization                                                        4,500
       Equity in loss of Operating
        Partnerships                         745,393      873,701    1,372,573
       Changes in assets and liabilities:
          Decrease in restricted cash        582,287
          Increase in accrued interest
           receivable                        (20,938)     (20,938)     (20,938)
          Decrease in other liabilities                                 (5,000)
          Increase in due to related
           parties                            15,000       15,000       15,000

           Total adjustments               1,321,742      867,763    1,366,135

           Net cash provided by (used
             in) operating activities        584,979       (7,736)     (14,789)


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            584,979       (7,736)     (14,789)

CASH AND CASH EQUIVALENTS, beginning of
 year                                         30,836       38,572       53,361

CASH AND CASH EQUIVALENTS, end of year   $   615,815  $    30,836  $    38,572










                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994



1.   ORGANIZATION

     Wilder Richman Historic Properties II, L.P. (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act on October 15, 1987 to acquire all of the limited partnership interest in Dixon Mill Associates I (Phase One), Limited Partnership ("Dixon Mill I"), Dixon Mill Associates II (Phase Two), Limited Partnership ("Dixon Mill II") and Dixon Mill Associates III (Phase Three), Limited Partnership ("Dixon Mill III") (together herein referred to as the "Operating Partnerships") which, collectively, constructed, rehabilitated and own and operate a 433-unit apartment complex (the "Complex") located in Jersey City, New Jersey. Wilder Richman Historic Corporation (the "General Partner") is the General Partner of the Partnership. The general partner of the Operating Partnerships is Dixon Venture Corp. (the "Operating General Partner").

     The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission, which became effective May 9, 1988, covering an offering (the "Offering") of 800 limited partnership units at $24,100 per unit.

     On July 15, 1988, the Partnership admitted 754 limited partners representing 800 units of limited partnership interest (the "Closing") for $19,280,000 in cash and notes. Immediately following the Closing, the Partnership acquired a 99% limited partnership interest in the Operating Partnerships. The capital contribution paid by the Partnership for its limited partnership interest was $16,388,000 in cash and notes.


2.   SIGNIFICANT ACCOUNTING POLICIES

         Financial statements

     The financial statements of the Partnership are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership.

         Investments in Operating Partnerships

     The Partnership accounts for its investment in the Operating Partnerships on the equity method of accounting. Under the equity method of accounting, the investment cost is adjusted by the Partnership's share of the Operating Partnerships' results of operations and by distributions received or accrued. The statements of operations includes the Partnership's equity in the earnings of the Operating Partnerships on a calendar year basis.

         Syndication costs

     Syndication costs of $2,639,200 were charged against limited partners' capital upon the closing of the public offering, in accordance with prevalent industry practice.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994


         Intangible assets

     Intangible assets represent organization costs which were amortized on a straight-line basis over 60 months. These costs were fully amortized during the fiscal year ending February 28, 1994.

         Income taxes

     No provisions have been made for federal, state and local income taxes, as they are the personal responsibility of the partners.

         Cash equivalents

     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Fiscal year

     The Partnership's fiscal year ends on the last day in February.

         Basis of presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   INVESTMENTS IN OPERATING PARTNERSHIPS

     The Investments in Operating Partnerships are as follows:

                                    Dixon       Dixon      Dixon
                                    Mill I     Mill II    Mill III      Total
     Balance, March 1, 1993     $1,196,040  $2,365,740  $2,289,624  $5,851,404

     Equity in loss of
      Operating Partnerships      (392,982)   (626,317)   (353,274) (1,372,573)

     Balance, February 28, 1994    803,058   1,739,423   1,936,350   4,478,831

     Equity in loss of
      Operating Partnerships      (255,941)   (394,712)   (223,048)   (873,701)

     Balance, February 28, 1995    547,117   1,344,711   1,713,302   3,605,130

     Equity in loss of
      Operating Partnerships      (269,033)   (365,973)   (110,387)   (745,393)

     Balance, February 29, 1996 $  278,084   $ 978,738  $1,602,915  $2,859,737






                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994



     The combined balance sheets of the Operating Partnerships at December 31, 1995 and 1994 are shown below.

                                                         December 31,
                                                   1995               1994
     Assets:
       Land                                    $ 1,150,473         $ 1,150,473
       Buildings (net of accumulated
        depreciation of $8,549,669 and
        $7,229,966 in 1995 and
        1994, respectively)                     44,059,457          45,379,160
       Cash and cash equivalents                    80,531             164,855
       Deferred costs                              624,448             668,082
       Mortgage escrow deposits                    848,818             357,272
       Tenant security deposits                    601,984             490,882
       Other assets                                 71,098              37,094
       Real estate tax receivable                  208,442

           Total assets                        $47,436,809         $48,456,260

    Liabilities:
       Mortgages payable                       $27,237,789         $27,446,018
       Notes payable                               317,713             635,427
       Accounts payable and accrued
        expenses                                   135,598             118,439
       Accrued interest payable                    210,804             243,752
       Tenants' security deposits
        payable                                    601,984             490,882
       Due to general partner and
        affiliates                               1,481,595           1,317,494

          Total liabilities                     29,985,483          30,252,012

    Partners' equity:
       Wilder Richman Historic
        Properties II, L.P.                      2,859,737           3,605,130
       General partner                          14,591,589          14,599,118

          Total partners' equity                17,451,326          18,204,248

          Total liabilities and
            partners' equity                   $47,436,809         $48,456,260








                                       F-9

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994


   The combined statements of operations of the Operating Partnerships for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                       Year ended
                                                       December 31,
                                              1995        1994         1993
    Revenues:
       Rent                              $ 5,196,552  $ 5,148,859  $ 4,578,099
       Interest                               11,419        5,267        2,010

                                           5,207,971    5,154,126    4,580,109
    Expenses:
       Administrative                        972,779      879,316      844,475
       Operating                           1,978,650    1,756,166    1,706,790
       Management fees                       153,281      151,435      140,085

                                           3,104,710    2,786,917    2,691,350

    Income before interest,
     depreciation and amortization,
     and extraordinary item                2,103,261    2,367,209    1,888,759

    Interest                               1,863,047    1,880,529    1,897,835
    Depreciation and amortization          1,363,337    1,369,206    1,377,361

                                           3,226,384    3,249,735    3,275,196

    Loss before extraordinary item        (1,123,123)    (882,526)  (1,386,437)

    Extraordinary item - forgiveness
     of debt                                 370,201

            NET LOSS                     $  (752,922) $  (882,526) $(1,386,437)

    Loss before extraordinary item
     allocated to Wilder Richman
     Historic Properties II, L.P.        $(1,111,892) $  (873,701) $(1,372,573)

    Extraordinary item                       366,499

    Net loss allocated to Wilder Richman
     Historic Properties II, L.P.        $  (745,393) $  (873,701) $(1,372,573)

    Loss before extraordinary item
     allocated to Dixon Venture Corp.    $   (11,231) $    (8,825) $   (13,864)

    Extraordinary item                         3,702

    Net loss allocated to Dixon Venture
     Corp.                               $    (7,529) $    (8,825) $   (13,864)

                                      F-10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994



     In connection with the modification of the mortgages of the Operating Partnerships on June 11, 1992, the Partnership provided (i) an advance of $300,000 to assist in covering costs associated with such modification and
     (ii) a letter of credit to Federal National Mortgage Association ("FNMA"), the lender, in the amount of $600,000. Such letter of credit was provided to assist in covering future operating shortfalls, if any, of the Operating Partnerships in order to avoid default under their respective mortgage obligations. The term of the letter of credit was the later of (i) January 1, 1996 or (ii) the ability of the operating Partnerships to operate at a debt service coverage ratio of 1.10 for a twelve month period. Such condition was satisfied for the twelve-month period ended December 31, 1994; accordingly, the Partnership's letter of credit was released on January 1, 1996. As of February 28, 1995, the outstanding balance of the letter of credit was $582,287 and was fully collateralized by interest bearing deposits which are reflected as restricted cash on the balance sheet. The Partnership provided an advance of $17,713 during 1992 to cover operating shortfalls pursuant to the terms of the mortgage modification.

     Any such advances bear interest at 6.5% per annum and are guaranteed by principals of the Operating General Partner to the extent that such sums would have otherwise been advanced pursuant to their operating deficit guarantee obligation. Outstanding advances as of February 29, 1996 and February 28, 1995 amounted to $317,713 with accrued interest thereon of
     $77,498  and  $56,560  at  February   29,  1996  and   February  28,  1995,
     respectively. The outstanding advances and accrued interest are reflected in Notes Payable and Accrued Interest Payable in the combined balance sheet of the Operating Partnerships presented above.


4.   RELATED PARTY TRANSACTIONS

     An annual investor services fee is payable to an affiliate of the general partner of the Partnership in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 29, 1996 and February 28, 1995, due to related parties includes $110,000 and $95,000, respectively of Investor Services fees payable from the Partnership and the Operating Partnerships.

     At February 29, 1996 and February 28, 1995, due to related parties also includes $9,846 due to the Operating Partnerships.

     An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. Pursuant to the management agreement such management fees are not to exceed 1.5% of annual gross operating revenues of the Complex. The affiliated management agent earned $76,641 and $75,717 in the years ended December 31, 1995 and 1994, respectively of which $35,004 was paid in 1995 and 1994.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994



5.   PARTNERS' EQUITY

     The general partner, the special limited partner and the limited partners were allocated 1%, .01% and 98.99%, respectively, of the losses.

         Distributions

     Cash flow of the Partnership available annually for distribution after payment of Partnership expenses will be distributed 98.99% to the investor limited partners, .01% to the special limited partner and 1.00% to the General Partner. The Guaranteed Investment Contracts invested in by the Operating Partnerships were purchased to assure the Partnership sufficient cash flow to make a 5% distribution to the investor limited partners through December 31, 1991 subject to the terms of the mortgage modification of the Operating Partnerships (see Notes 3 and 7). After 1991, the ability to distribute cash flow is dependent on the operations of the Operating Partnerships. Distributions for year ended February 28, 1992 were withheld pursuant to a solicitation statement authorizing that such funds may otherwise be utilized to assist in refinancing of the properties, which occurred June 11, 1992.

     Net cash proceeds resulting from a sale or refinancing by the Operating Partnerships, to the extent available (after the discharge of debts and obligations of the Operating Partnerships and the Partnership, including outstanding loans from partners or affiliates), will be distributed generally as follows:

     - 98.99% to the investor limited partners, .01% to the special limited partner and 1.00% to the General Partner, until the investor limited partners have received an amount equal to their adjusted contributions;

     - 98.99% to the investor limited partners, .01% to the special limited partner and 1.00% to the General Partner, until the investor limited partners have received an amount equal to the accrued cumulative, non-compounded rate of 7% per annum (see Note 7).

     - The balance of adjusted capital contributions of the General Partner and special limited partner, and

     - The balance, if any, 97.99% to the investor limited partners, .01% to the special limited partner and 2.00% to the General Partner.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994




6.   TAXABLE LOSS

     A reconciliation of the financial statement loss of the Partnership for the years ended February 29, 1996, February 28, 1995 and 1994 to the net loss as shown on the tax returns for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                     Year ended
                                                     December 31,
                                            1995         1994           1993
    Financial statement loss as of
     February 29, 1996, February 28,
     1995 and 1994, respectively        $ (736,763)  $  (875,499)  $(1,380,924)

    Less transactions occurring during
     January 1 to end of February of
     respective periods:
       Interest income                      (1,362)       (1,237)       (1,419)
       Operating expenses, including
        fees not deductible under
        Internal Revenue Code Section
        267                                 15,000        15,000        15,000

                                          (723,125)     (861,736)   (1,367,343)

    Financial statement to tax
     return difference arising from
     investments in Operating
     Partnerships:

    Forgiveness of debt                   (366,499)

    Excess of depreciation for income
     tax purposes over financial
     reporting purposes                   (817,582)   (1,110,420)   (1,148,674)

    Taxable loss                       $(1,907,206)  $(1,972,156)  $(2,516,017)










                                      F-13

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

            YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994



7.   COMMITMENTS AND CONTINGENCIES

         Preferred return

     Pursuant to the limited partnership agreement of the Partnership (the "Partnership Agreement"), the investor limited partners are to receive a minimum annual distribution (the "Minimum Distribution") equal to five percent of gross proceeds from the Closing of the Offering. Such Minimum Distribution period expired for calendar years beginning after December 31, 1991. The Minimum Distribution through December 31, 1990 was provided from proceeds of guaranteed investment contracts which were acquired by the Operating Partnerships. The proceeds from the guaranteed investment contracts for the year ended December 31, 1991 were not distributed to the investor limited partners pursuant to a solicitation statement in connection with the modification of the mortgages of the operating partnerships (see Note 5).

     Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). To date, the Operating Partnerships have provided distributions only to the extent of proceeds generated from the guaranteed investment contracts (see Note 5). As of December 31, 1995, the cumulative preferred amount due from the Operating Partnerships is $6,723,313. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

                           DIXON MILLS ASSOCIATES


                           COMBINED FINANCIAL STATEMENTS FOR THE

                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                           AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES


                      Combined Financial Statements for the

                  Years Ended December 31, 1995, 1994 and 1993

                        and Independent Auditors' Report






                                 C O N T E N T S

                                                               Page

INDEPENDENT AUDITORS' REPORT                                   F-17


COMBINED FINANCIAL STATEMENTS:

      Combined balance sheets                                  F-18

      Combined statements of operations                        F-19

      Combined statements of partners' equity                  F-20

      Combined statements of cash flows                        F-21

      Notes to combined financial statements                F-22 - F-27

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Dixon Venture Corp.
Secaucus, New Jersey

and

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


     We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.






February 27, 1996
New York, New York

                       DIXON MILLS ASSOCIATES


                             COMBINED BALANCE SHEETS

                                                            December 31,
           A S S E T S                                1995             1994
LAND (Notes 2 and 6)                              $ 1,150,473      $ 1,150,473

BUILDINGS (net of accumulated depreciation
 of $8,549,669 and $7,229,966 in 1995 and 1994,
 respectively) (Notes 2 and 6)                     44,059,457       45,379,160

CASH AND CASH EQUIVALENTS (Note 2)                     80,531          164,855

DEFERRED COSTS (Note 2)                               624,448          668,082

MORTGAGE ESCROW DEPOSITS                              848,818          357,272

TENANT SECURITY DEPOSITS                              601,984          490,882

OTHER ASSETS                                           71,098           37,094

REAL ESTATE TAX RECEIVABLE (Note 3)                      -             208,442

                                                  $47,436,809      $48,456,260

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

      Mortgages payable (Note 6)                  $27,237,789      $27,446,018

      Notes payable (Note 7)                          317,713          635,427

      Accounts payable and accrued expenses           135,598          118,439

      Accrued interest payable (Notes 6 and 7)        210,804          243,752

      Tenants' security deposits payable              601,984          490,882

      Due to general partner and
       affiliates (Notes 5 and 7)                   1,481,595        1,317,494

                                                   29,985,483       30,252,012
COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY (Note 4):
      WILDER RICHMAN HISTORIC
       PROPERTIES II, L.P., LIMITED PARTNER         2,859,737        3,605,130

      DIXON VENTURE CORP., GENERAL PARTNER         14,591,589       14,599,118

                                                   17,451,326       18,204,248

                                                  $47,436,809      $48,456,260

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES


                        COMBINED STATEMENTS OF OPERATIONS

                                                  Year ended
                                                  December 31,
                                            1995         1994           1993
Revenues:
      Rent                             $ 5,196,552   $ 5,148,859  $ 4,578,099
      Interest                              11,419         5,267        2,010

                                         5,207,971     5,154,126    4,580,109
Expenses:
      Administrative                       972,779       879,316      844,475
      Operating                          1,978,650     1,756,166    1,706,790
      Management fees (Note 5)             153,281       151,435      140,085

                                         3,104,710     2,786,917    2,691,350

Income before interest, depreciation
 and amortization, and extraordinary
 item                                    2,103,261     2,367,209    1,888,759

Interest (Notes 6 and 7)                 1,863,047     1,880,529    1,897,835
Depreciation and amortization            1,363,337     1,369,206    1,377,361

                                         3,226,384     3,249,735    3,275,196

Loss before extraordinary item          (1,123,123)     (882,526)  (1,386,437)

Extraordinary item - forgiveness
 of debt (Note 7)                          370,201             -           -

            NET LOSS                   $  (752,922)  $  (882,526) $(1,386,437)

Loss before extraordinary item
 allocated to Wilder Richman Historic
 Properties II, L.P.                   $(1,111,892)  $  (873,701) $(1,372,573)

Extraordinary item                         366,499             -            -

Net loss allocated to Wilder Richman
 Historic Properties II, L.P.          $  (745,393)  $  (873,701) $(1,372,573)

Loss before extraordinary item
 allocated to Dixon Venture Corp.      $   (11,231)  $    (8,825) $   (13,864)

Extraordinary item                           3,702             -            -

Net loss allocated to Dixon Venture
 Corp.                                 $    (7,529)  $    (8,825) $   (13,864)

                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES


                     COMBINED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993








                                                         Limited     General
                                           Total         partner     partner

Partners' equity, January 1, 1993     $20,473,211     $ 5,851,404  $14,621,807

Net loss, year ended December 31,
 1993                                  (1,386,437)     (1,372,573)     (13,864)

Partners' equity, December 31, 1993    19,086,774       4,478,831   14,607,943

Net loss, year ended December 31,
 1994                                    (882,526)       (873,701)      (8,825)

Partners' equity, December 31, 1994    18,204,248       3,605,130   14,599,118

Net loss, year ended December 31,
 1995                                    (752,922)       (745,393)      (7,529)

Partners' equity, December 31, 1995   $17,451,326     $ 2,859,737  $14,591,589

















                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS



                                                       Year ended
                                                       December 31,
                                                1995        1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $  (752,922) $  (882,526) $(1,386,437)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation and amortization           1,363,337    1,369,206    1,377,361
    Forgiveness of debt - note payable       (317,714)           -            -
 Change in assets:
    Increase in mortgage escrow deposits     (491,546)    (117,796)     (66,109)
    Increase in tenant security deposits     (111,102)     (52,277)     (67,446)
    Decrease (increase) in other assets       (34,004)      33,761       (1,421)
    Decrease (increase) real estate tax
     receivable                               208,442     (208,442)           -
 Change in liabilities:
    Increase (decrease) in accounts payable
     and accrued expenses                      17,159      (83,727)     (29,635)
    (Decrease) increase in accrued interest
     payable                                  (32,948)      25,367       41,303
    Increase in tenants security deposit      111,102       52,277       67,446
    Increase in due to General Partner
     and affiliates                           164,101      161,436      185,085

        Total adjustments                     876,827    1,179,805    1,506,584

        Net cash provided by
         operating activities                 123,905      297,279      120,147

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                          -      (35,826)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of mortgages payable               (208,229)    (139,796)     (81,648)

INCREASE (DECREASE) IN CASH                   (84,324)     121,657       38,499

CASH, beginning of year                       164,855       43,198        4,699

CASH, end of year                         $    80,531  $   164,855  $    43,198


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during year for interest        $ 1,843,507  $ 1,855,162  $ 1,856,532


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



1.   COMBINATION AND ORGANIZATION

     The combined financial statements include the accounts of Dixon Mill Associates I (Phase One), Limited Partnership ("DM I"), Dixon Mill Associates II, (Phase Two), Limited Partnership ("DM II") and Dixon Mill Associates III, (Phase Three), Limited Partnership ("DM III") after elimination of all significant intercompany balances and transactions.

         Description of the business

     The partnerships are one of three limited partnerships collectively known as "Dixon Mills Associates" or the "Operating Partnerships", each of which owns one phase of an aggregate 433 units of residential apartments located in Jersey City, New Jersey, that consist of buildings that are designated as "certified historic structures" by the U.S. Department of the Interior. The Operating Partnerships have constructed, rehabilitated, and own and operate the complex. In accordance with the tax exempt financing of the complex, the Operating Partnerships are required to rent 15% to 20% of the apartment units to individuals of low or moderate income.

     On July 15, 1988, the Operating Partnerships transferred their 99% limited partnership interests to Wilder Richman Historic Properties II, L.P. (the "Limited Partner") in connection with that limited partnership's public offering. The remaining 1% interest remained with the Operating General Partner, Dixon Venture Corp. ("DVC")


2.    SIGNIFICANT ACCOUNTING POLICIES

         Financial statements

     The financial statements of the Operating Partnerships are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Operating Partnerships.

         Land and buildings

     Land and buildings are stated at lower of cost or net realizable value, ("NRV"). NRV is the net cash flow necessary to recover costs exclusive of debt service. Depreciation on buildings is computed on the straight-line method. The depreciable lives assigned is 40 years for the real property.

         Income taxes

     No provisions have been made for federal, state and local income taxes, as they are the responsibility of the partners.

     The partners of the Operating Partnerships were entitled to a 25% historic rehabilitation tax credit on eligible costs as a reduction of their tax liabilities. In addition, the tax basis of the property has been reduced by one-half of the historic rehabilitation tax credit for income tax purposes only.

         Cash equivalents

     For purposes of the statements of cash flows, the Operating Partnerships consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Deferred costs

     Deferred costs represent costs incurred during the mortgage refinancing (Note 7) and are being amortized over the term of the mortgages using the straight line method.

         Basis of presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.       REAL ESTATE TAX RECEIVABLE

     The City of Jersey City assessed a real estate tax in 1994 for 1994-95 which was contested by the Operating Partnerships. The financial statements at December 31, 1994 included a real estate tax receivable in the amount of $208,442, relating to taxes paid in 1994, which amount was abated and credited against 1995 tax charges.

4.       PARTNERS' EQUITY

     The general partner and the Limited Partner were allocated 1% and 99%, respectively, of the losses in accordance with the Partnership agreement.

         Distributions

     The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the limited partner and 25% to the Operating General Partner. For years ending through December 31, 1991, any insufficient cash flow (shortfall) from operations and/or distributions from the guaranteed investment contracts to make distributions equal to the Preference Amount will be paid at sale or refinancing to the extent proceeds are available and after payment of all debt service and outstanding loans payable (Note 7). If in any year after 1992 cash flow distributions are less than the Preference Amount, such shortfalls will increase the amount that is distributable 99% to the limited partner and 1% to the general partner in any subsequent year before the ratio in which distributions of cash flow are shared at 75% for the Limited Partner and 25% for the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. To date, the Operating Partnerships have provided distributions only to the extent of proceeds generated from the guaranteed investment contracts discussed above. The cumulative preferred amount due to the limited partners at December 31, 1995 is $6,723,313.

     Distributions of annual net cash flow are subject to the provisions of the notes payable (Note 7).

     Net cash proceeds resulting from a sale or refinancing, to the extent available (after the discharge of debts and obligations of the Partnership, including outstanding loans from partners or affiliates), will be distributed generally as follows:

     - 99% to the Limited Partner and 1% to the Operating General Partner, until
     the  Limited   Partner  has  received  an  amount  equal  to  its  adjusted contributions.

     - 99% to the Limited Partner and 1% to the Operating General Partner, until the Limited Partner has received an amount equal to the accrued cumulative Preference Amount.

     - The balance of adjusted capital contributions of the General Partner.

     - The balance, if any, 75% to the Limited Partnership and 25% to the Operating General Partner.

5.       RELATED PARTY TRANSACTIONS

     DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with related parties. Included in the balance sheet are the following items:

       Due to(from):
                                                       1995           1994
          Morris Property Management               $  222,400      $  145,760
          Morris Realty                                (5,259)         (5,259)
          DVC                                         936,830         936,830
          Wilder Richman Management Corporation       192,624         150,163
          RG Housing Advisors, Inc.                    90,000          90,000
          Richman Asset Management, LLC                45,000               -

                                                   $1,481,595      $1,317,494

     The Operating Partnerships incurred annual management fees to Wilder Richman Management Corp. "WRMC", an affiliate of the Limited Partner, in the amount of $76,641 in 1995, $75,717 in 1994 and $70,043 in 1993. $35,004
     was paid in 1995 and 1994.

     In addition, management fees of $76,640, $75,718 and $70,042 were incurred in 1995, 1994 and 1993, respectively to Morris Property Management.

     The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, LLC in 1995 and $45,000 to RG Housing Advisors, Inc., in 1994 and 1993. Both companies are affiliates of the Limited Partner.


6.   MORTGAGES PAYABLE

     On June 11, 1992, the Jersey City Redevelopment Agency provided mortgage financing for the Operating Partnerships through the issuance of tax-exempt Bonds (the "Bonds") guaranteed and secured by the Federal National Mortgage Association ("FNMA") mortgage pass-through certificate ("FNMA Certificate"). The FNMA Certificate in turn was secured by mortgages in the amount of $27,545,000 (collectively, the "Mortgages") and letters of credit of $4,260,000 (the "Letters of Credit") issued by Chase Manhattan Bank ("Chase"). The Letters of Credit were secured by an additional mortgage in the same amount and the personal guarantees of certain principals of DVC. The Mortgages provided that the Letters of Credit would remain until the Operating Partnerships meet certain debt service ratio tests as defined in the Mortgages (the "Debt Service Test"). The Debt Service Test was met and the letters of credit were released in June, 1995.

     The Mortgages require monthly payments of interest and principal, except that the first 24 installments through June 1994 did not include principal. The interest rate on the Mortgages is 6.74% with a 7.448% constant. Principal amortization is based on a thirty-five year payment schedule. The Mortgages mature as follows:

                          1996                             $   222,706
                          1997                                 238,188
                          1998                                 254,748
                          1999                                 262,586
                          2000                                 290,713
                          Thereafter                        25,968,848

                                                           $27,237,789

     The Mortgages are callable for payment on May 1, 2000, extendable by FNMA until May 1, 2010. The maximum bond remarket rate is 8% pursuant to the bond trust indenture dated May 1, 1992 between the Jersey City Redevelopment Agency and United Jersey Bank.

     The  Mortgages   require   monthly   payments  to  a  replacement   reserve
     ("Replacement Reserve") account as follows:

               June 1995 - May 1996                    $14,583
               June 1996 - May 1997                     16,667
               June 1997 - May 2012                      5,400

     The Replacement Reserve shall be used exclusively to pay for certain repairs or replacements, subject to the approval of FNMA. The balance in this account was $317,751 and $156,697 at December 31, 1995 and 1994, respectively.

     FNMA provided the Operating Partnerships with a mortgage loan for closing costs evidenced by a second note in the amount of $163,000 (the "Second Note") and secured by a second mortgage. The Second Note was retired, evenly, without interest, over a 24-month term ending in June 1994.


7.   NOTES PAYABLE

     Chase Manhattan Bank Chase advanced $277,500 to the Operating Partnerships for costs associated with the Mortgages, bearing interest at 6.50% with a maturity of May 1, 2000. Payments of principal and interest could not commence sooner than January 1, 1996 depending on, among other things, cash flow generated by the Operating Partnerships. In addition, Chase provided FNMA with cash and letter of credit in the amount of $622,500 (the "Chase Operating Deficit Escrows") to provide assistance in the event the Operating Partnerships experience future operating deficits. Any amounts drawn on the Chase Operating Deficit Escrows also bore interest of 6.50%. Any and all advances provided by Chase were secured by the second mortgage (Note 6).

     In addition by an agreement with Chase dated July 5, 1995, to the extent that the $600,000 letter of credit issued to FNMA was released, the Chase note and any accrued and unpaid interest would be forgiven. In January 1996, pursuant to the Operating Deficit Escrow Agreement, FNMA released the Chase letter of credit. As a result of the full release of the Chase Operating Deficit Escrow, the note payable of $317,714 and accrued interest of $52,487 was written down to zero and is reflected as a forgiveness of debt in the accompanying statements of operations.

     Limited Partner

     The Limited Partner also advanced $277,500 in connection with the Mortgages which bear interest at 6.50%. Payments of principal and interest could commence no sooner than January 1, 1996 depending on, among other things, cash flow generated by the Operating Partnerships. The principal balance and unpaid interest become due upon a sale or refinancing of the property. In addition, the Limited Partner provided FNMA with a letter of credit and cash in the amount of $622,500 (the "Limited Partner Operating Deficit Escrow") to provide assistance in the event the Operating Partnerships experience future operating deficits. Pursuant to the Operating Deficit Escrow Agreement, FNMA released the letter of credit in January 1996. Any amount drawn on the Limited Partner Operating Deficit Escrow bore interest at 6.50%. To the extent the Operating Partnerships make distributions of net cash flow, all such net cash flow with respect to the applicable distribution periods must be paid to the Limited Partner until the amounts outstanding to the Limited Partner are satisfied.

     Total advances provided by the Limited Partner as of December 31, 1995 amount to $317,713 and accrued interest of approximately $73,000 and $52,000 as of December 31, 1995 and 1994, respectively. This note is secured by the personal guarantees of certain principals of DVC to the extent such amounts were advanced before February 1, 1994.


8.   COMMITMENTS AND CONTINGENCIES

     The Operating Partnerships have been named as a third party defendant in a lawsuit between The Dixon Venture, the party who sold the Premises to the Operating Partnerships and the former owner, Joseph Dixon Crucible Company for indemnification for cost clean-up under the Comprehensive Environmental Response Compensation and Liability Act of 1980. The Operating General Partner believes that the Operating Partnerships have no liability or no liability that is not adequately covered by an indemnification from The Dixon Venture.