Form 10-Q
period 1996-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1996-07-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, DC
                                             _________________________

                                                     FORM 10-Q


X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1996


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

                                FORM 10-Q INDEX

                                  May 31, 1996


          PART 1 - FINANCIAL INFORMATION                        PAGE NUMBER

Item 1. - Unaudited Financial Statements

               Balance Sheets                                         4

               Statements of Operations                               5

               Statements of Cash Flows                               6

               Notes to Financial Statements                          7

Item 2. - Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                     10


          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                     11

Item 2.        Changes in Securities                                 11

Item 3.        Defaults Upon Senior Securities                       11

Item 4.        Submission of Matters to a Vote of Security Holders   11

Item 5.        Other Information                                     11

                         PART I - FINANCIAL INFORMATION



ITEM 1.

                         Unaudited Financial Statements



                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.



                              FINANCIAL STATEMENTS

                                  May 31, 1996

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS

                                   A S S E T S


                                                  May 31, 1996        February
                                                  (Unaudited)         29, 1996

Cash and cash equivalents                       $    619,162     $      615,815

Investments in operating partners                  2,705,606         2,859,737

Note receivable                                      317,713           317,713

Accrued interest receivable                           82,776            77,498

                                                   3,725,257         3,870,763


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Other liabilities                                 10,000              10,000
  Due to related partie                            127,951             124,201

                                                   137,951             134,201

Contingencies

Partners' equity (deficit):
  Limited partners                                3,717,742          3,865,505
  General partner                                 ( 130,436)         ( 128,943)

                                                  3,587,306          3,736,562

                                               $  3,725,257       $  3,870,763






















                                        See notes to financial statements.

                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                             STATEMENTS OF OPERATIONS

                              FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995

                                                    (UNAUDITED)

                                           Three Months           Three Months
                                                  Ended                  Ended
                                           May 31, 1996           May 31, 1995
Revenue:
  Interest                              $        11,420           $     9,270

Expenses:
  Operating                                       6,545                 8,068

Income from operations                            4,875                 1,202

Equity in loss of operating partnerships       (154,131)             (237,665)

Net loss                                $      (149,256)          $  (236,463)

Net loss per unit of limited partnership
  interest (800 units of limited partnership
  interest)                             $       (184.70)          $   (292.62)







































                                        See notes to financial statements.

                                                         5

                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                             STATEMENTS OF CASH FLOWS

                              FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995

                                                    (UNAUDITED)


                                               Three Months       Three Months
                                                    Ended             Ended
                                                May 31, 1996      May 31, 1995
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                     $  (149,256)      $   (236,463)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Equity in loss of operating partnerships        154,131            237,665
    Increase in accrued interest receivable          (5,278)            (5,278)
       Increase in due to related partie              3,750              3,750

         Total adjustments                          152,603            236,137

   Net cash provided by (used in)
     operating activities                             3,347               (326)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   3,347               (326)

CASH AND CASH EQUIVALENTS, beginning                615,815             30,836

CASH AND CASH EQUIVALENTS, end                  $   619,162        $    30,150





























                                        See notes to financial statements.

                                                        6


                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                           NOTES TO FINANCIAL STATEMENTS

                                                   MAY 31, 1996

                                                    (UNAUDITED)




1. The accompanying  unaudited  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an
   unaudited basis during interim  periods.   Accordingly, the accompanying
   financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented.  All adjustments are of a normal recurring nature.

   The results of operations for the three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

2. The  investments in Operating Partnerships  as of May 31, 1996 and February
   29, 1996 are as follows:


   Amount paid to investee through February 29, 1996            $   16,388,000

   Accumulated cash distributions from operating partnerships
    through February 29, 1996                                       (3,180,441)

   Equity in accumulated loss of operating partnerships
    through February 29, 1996                                      (10,347,822)

   Balance, February 29, 1996                                        2,859,737

   Equity in loss of operating partnerships March 1, 1996
    to May 31, 1996                                                   (154,131)

   Balance, May 31, 1996                                        $    2,705,606





















                                                         7

                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                                   May 31, 1996

                                                    (UNAUDITED)



         The combined balance sheets of the Operating Partnerships as of March 31, 1996 and December 31, 1995 are as follows:

Assets:                             March 31, 1996          December 31, 1995
                                                                  (Unaudited)

     Land                                         $  1,150,473    $ 1,150,473
     Buildings and equipment (net of accumulated
          depreciation of $ 8,881,186
          and 8,549,669,  respectively)             43,731,248     44,059,457
     Cash and cash equivalents                         101,126         80,531
     Deferred costs                                    598,150        624,448
     Mortgage escrow deposits                          920,736        848,818
     Tenant security deposits                          616,085        601,984
     Other assets                                      144,289         71,098

         Total assets                               47,262,107     47,436,809

Liabilities:
     Mortgages payable                              27,183,507     27,237,789
     Notes payable                                     317,713        317,713
     Accounts payable and accrued expenses             114,878        135,598
     Accrued interest                                  215,966        210,804
     Tenants' security deposits payable                616,085        601,984
     Due to general partner and affiliates           1,518,320      1,481,595

         Total liabilities                          29,966,469     29,985,483

Partners' equity:
     Wilder Richman Historic Properties II, L.P.     2,705,606      2,859,737
     General Partner                                14,590,032     14,591,589

         Total partners' equity                     17,295,638     17,451,326

 Total liabilities and partners' equity          $   47,262,107  $ 47,436,809
























                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     NOTES TO FINANCIAL STATEMENTS (continued)

                                                   May 31, 1996

                                                    (UNAUDITED)





     The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 1996 and 1995 are as follows:



                                       Three Months               Three Months
                                               Ended                     Ended
                                     March 31, 1996             March 31, 1995



                                        (Unaudited)                (Unaudited)
Revenue
   Rent                             $      1,349,157         $       1,300,618

                                           1,349,157                 1,300,618

Expenses
   Administrative                            137,231                   149,920
   Operating                                 513,899                   523,845
   Management fees                            40,475                    39,019
   Interest                                  470,815                   485,475
   Depreciation and amortization             342,425                   342,425

                                           1,504,845                 1,540,684

Net loss                           $        (155,688)         $       (240,066)

Net loss allocated to:
Wilder Richman Historic Properties II, L.P. (154,131)                 (237,665)

  General partner                  $          (1,557)         $         (2,401)







3. Additional information, including the audited February 29, 1996 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

               Item  2.  Management's   Discussion  and  Analysis  of  Financial
          Conditions and Results of Operations

               As of May 31,1996, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29,1996, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the three months ended March 31, 1996.

               The lender released the letters of credit associated with the mortgage modification on January 1, 1996 and Chase Manhattan Bank ("Chase") released the Operating Partnerships from their debt to
          Chase; however, the Partnership's advance to the Operating Partnerships in the amount of $317,713 remains outstanding. For the three-month period ended May 31, 1995, the Partnership accrued interest of $5,277 on such advance and has accrued aggregateinterest on such advance of $82,776 as of May 31, 1996. Pursuant to the amended limited partnership agreement, the previously restricted funds of the Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to hold such funds.

               The Partnership's results from operations during the three months ended May 31, 1996 were comparable to the three months ended May 31, 1995. The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the Operating Partnerships' policies. For the period March 1, 1996 through May 31, 1996, the statement of operations reflects a net loss of $149,256, which includes equity in loss of Operating Partnerships of $154,131. For the period March 1, 1995 through May 31, 1995, the statement of operations reflects a net loss of $236,463, which includes equity in loss of Operating Partnerships of $237,665.

               The Operating Partnerships reported a net loss during the three month period ended March 31, 1996 of $155,688, inclusive of depreciation and amortization of $342,425. The Operating Partnerships reported a net loss during the three month period ended March 31, 1995 of $240,066, inclusive of depreciation and amortization of $342,425.

               The principle reason for the lower first quarter loss in 1996 is an increase in rental revenue of approximately $49,000 and reduced expenses, including those associated with the Chase loan and letter of credit, both of which were extinguished as of January 1, 1996. The operating results of the Operating Partnerships for the three months ended March 31, 1996, reflect positive operations of approximately $128,300, which includes principal amortization under the mortgages (approximately $54,000) and deposits to required escrows(approximately $43,700), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $34,200), depreciation and amortization of deferred financing costs (approximately $342,400)and accrued interest to the Partnership (approximately $5,100). The ability to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the three-month period ended March 31, 1996 was 96%.

               Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates and economize operating expenses. Recently, there has been new construction of luxury multi-family housing in the vicinity of the Dixon Mill Complex (the "Complex") consisting of approximately 500 dwelling units. Such housing is in the initial lease-up phase (with a reported approximately 50% leased)with asking rents that are substantially higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility. The period for potential historic tax credit recapture expired November 1995.

                              WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                          Part II - Other Information




Item 1.       Legal Proceedings

     As of May 31, 1996, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

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

              None


Item 3.       Defaults Upon Senior Securities

              None


Item 4.       Submission of Matters to a Vote of Security Holders

              None


Item 5.       Other Information

              None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 1996


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


Dated:  July 15, 1996

                                  Wilder Richman Historic Properties II, L.P.
                                  (Registrant)

                                  By:  WILDER RICHMAN HISTORIC CORPORATION
                                       General Partner


                                   By: Richard P. Richman
                                        (President and Chief Financial Officer)

                  Wilder Richman Historic Properties II, L.P.
                                   Form 10-Q
                                  May 31, 1996

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

Dated:  July 15, 1996

                              Wilder  Richman Historic   Properties  II,  L.P.
                              (Registrant)

                              By:  WILDER  RICHMAN  HISTORIC CORPORATION
                                   General  Partner

                              By: /s/ Richard P. Richman Richard P. Richman (President and Chief Financial Officer)