Form 10-Q
period 1996-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1996-10-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1996


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

                                 FORM 10-Q INDEX

                                 AUGUST 31, 1996


                  PART I - FINANCIAL INFORMATION                  PAGE NUMBER
                  ------------------------------                  -----------

Item 1. -         Unaudited Financial Statements

                      Balance Sheets                                  3

                      Statements of Operations                        4

                      Statements of Cash Flows                        5

                      Notes to Financial Statements                   6

Item 2. -         Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations              9


                  PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS



                                             August 31, 1996    February, 29
ASSETS                                          (Unaudited)           1996
   Cash and cash equivalents                      $   616,215      $   615,815

   Investments in operating partnerships            2,411,279        2,859,737

   Note receivable                                    317,713          317,713

   Accrued interest receivable                         88,053           77,498
                                                  -----------      -----------

                                                  $ 3,433,260      $ 3,870,763
                                                  ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

   Liabilities:
     Other liabilities                           $     10,000      $    10,000
     Due to related parties                           131,701          124,201
                                                 ------------      -----------

                                                      141,701          134,201
                                                 ------------      -----------

   Contingencies:

     Partners' equity (deficit):
     Limited partners                               3,424,952        3,865,505
     General partner                                 (133,393)        (128,943)
                                                 ------------      -----------

                                                    3,291,559        3,736,562

                                                 $  3,433,260      $ 3,870,763
                                                 ============      ===========













                       See notes to financial statements.

                                        3




                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


             Six Months       Three Months       Six Months      Three Months
                Ended            Ended              Ended           Ended
           August 31, 1996   August 31, 1996   August 31, 1995  August 31, 1995
           ---------------   ---------------   ---------------  ---------------
REVENUES

 Interest  $       24,543     $       13,123     $      20,482    $    11,212
           --------------      --------------     ------------    -----------

EXPENSES

  Operating        21,088             14,543            20,800         12,732
          ---------------     --------------      ------------    -----------

Income (loss)
 from operations    3,455             (1,420)             (318)         (1,520)

Equity in loss
 of operating
 partnerships     (448458)          (294,327)         (564,832)       (327,167)
          ---------------     --------------     -------------     -----------

NET LOSS  $      (445,003      $    (295,747)     $   (565,150)    $  (328,687)
          ===============      =============      ============     ===========

NET LOSS
PER UNIT OF
LIMITED
PARTNERSHIP
INTEREST $        (550.69)     $     (365.99)      $     (699.37) $    (406.75)
         ================      =============       =============  ============





















                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                 Six Months       Six Months
                                                   Ended             Ended
                                              August 31, 1996   August 31, 1995
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                    $   (445,003)     $   (565,150)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Equity in loss of operating partnerships      448,458            564,832
      Increase in interest receivable               (10,555)           (10,555)
      Increase in due to related parties              7,500             7,500
                                               ------------        ------------

      Net cash provided by
        (used in) operating activities                  400             (3,373)
                                               ------------         -----------

NET  INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     400             (3,373)

CASH AND CASH EQUIVALENTS, beginning                615,815             30,836
                                             --------------        -----------

CASH AND CASH EQUIVALENTS, end                $     616,215        $    27,463
                                              =============        ===========























                       See notes to financial statements.



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (Unaudited)



Note 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating
           Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the result so the interim periods presented. All adjustments are of a normal recurring nature.

           The results of operations for the six months ended August 31, 1996 are not necessarily indicative of the results to be expected for the entire year.


     Note 2. The investment in Operating  Partnerships as of August 31, 1996 and
February 29, 1996 are as follows:
           Amount paid to investee through February 29, 1996    $   16,388,000

           Accumulated cash distributions from Operating
             Partnerships through February 29, 1996                 (3,180,441)

           Equity in accumulated loss of Operating Partnerships
             through February 29, 1996                             (10,347,822)
                                                                 -------------

           Balance as of February 29, 1996                           2,859,737

           Equity in loss of Operating Partnerships
              March 1, 1996 to August 31, 1996                        (448,458)
                                                                 -------------

           Balance as of August 31, 1996                          $  2,411,279
                                                                  ============


                                        6


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 1996
                                   (Unaudited)



Note 2  -  Continued

           The combined balance sheets of the Operating  Partnerships as of June
           30, 1996 (unaudited) and December 31, 1995 are as follows:

                                              June 30, 1996  December 31, 1995
Assets:
  Land                                         $   1,150,473     $   1,150,473
  Buildings and equipment (net of accumulated
   depreciation of $9,212,704 and $8,549,669,
   respectively)                                  43,411,348        44,059,457
             Cash and cash equivalents               149,935            80,531
             Deferred costs                          602,631           624,448
             Mortgage escrow deposits                929,606           848,818
             Tenant security deposits                616,685           601,984
             Other assets                            203,652            71,098
                                               -------------     -------------

                                                $ 47,064,330      $ 47,436,809
                                                ============      ============

Liabilities

  Mortgages payable                             $ 27,128,409      $ 27,237,789
  Notes payable                                      317,713           317,713
  Accounts payable and accrued expenses              221,373           135,598
  Accrued interest                                   221,243           210,804
  Tenants' security deposits payable                 616,090           601,984
  Due to general partner and affiliates            1,561,164         1,481,595
                                              --------------      ------------

                                                  30,065,992        29,985,483
                                               -------------     -------------

Partners' equity

  Wilder Richman Historic Properties II, L.P.     2,411,279          2,859,737
  General partner                                14,587,059         14,591,589
                                              -------------      -------------

                                                 16,998,338         17,451,326
                                              -------------      -------------

                                               $ 47,064,330       $ 47,436,809
                                               ============       ============


                                        7


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 1996
                                   (Unaudited)



Note 2  -  Continued

           The  unaudited  combined  statements  of  operations of the Operating
           Partnerships for the six months ended June 30, 1996 and 1995 are as follows:

                                      Six Months                 Six Months
                                        Ended                      Ended
                                    June 30, 1996              June 30, 1995
                                    -------------              -------------
           Revenues

             Rent                    $ 2,716,588                 $ 2,515,407
                                     -----------                 -----------

           Expenses

             Administrative              313,634                    362,737
             Operating                 1,144,576                  1,005,282
             Management fees              80,857                     62,500
             Interest                    967,474                    992,390
             Depreciation and
              amortization               663,035                    663,035
                                  --------------             --------------

                                       3,169,576                  3,085,944
                                   -------------              -------------

           Net Loss                 $   (452,988)             $    (570,537)
                                    ============              =============

           Net Loss Allocated to
             Wilder Richman Historic
              Properties II, L.P.   $   (448,458)             $    (564,832)
             General partner              (4,530)                    (5,705)
                                  ---------------            ---------------

                                    $   (452,988)             $    (570,537)
                                    =============             =============



Note       3. Additional  information,  including the audited  February 29, 1996
           Financial  Statements  and  the  Summary  of  Significant  Accounting
           Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 on file with the Securities and Exchange Commission.






                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        As of August 31, 1996, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 1996, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the six months ended June 30, 1996.

        The lender released the letters of credit associated with the mortgage modification on January 1, 1996 and Chase Manhattan Bank ("Chase") released the Operating Partnerships from their debt to Chase; however, the Partnership's advance to the Operating Partnerships in the amount of $317,713 remains outstanding. For the six month period ended August 31, 1996, the Partnership accrued interest of $10,554 on such advance and has accrued aggregate interest on such advance of $88,053 as of August 31, 1996. Pursuant to the amended limited partnership agreement, the previously restricted funds of the Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to hold such funds.

        The Operating Partnerships reported a net loss during the six month period ended June 30, 1996 of approximately $453,000, inclusive of depreciation and amortization of approximately $685,000. The Operating Partnerships reported a net loss during the six month period ended June 30, 1995 of approximately $571,000, inclusive of depreciation and amortization of approximately $663,000.

        The principle reason for the lower loss in 1996 is an increase in rental revenue of approximately $200,000 partially offset by an increase in expenses (substantially represented by an increase in real estate taxes of approximately $100,000 per annum). The operating results of the Operating Partnerships for the six months ended June 30, 1996, reflect positive operations of approximately $121,000, which includes principal amortization under the mortgages (approximately $109,000) and deposits to required escrows (approximately $85,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $73,000), depreciation and amortization of deferred financing costs (approximately $685,000) and interest accrued to the Partnership (approximately $10,000) discussed above. The ability to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the six-month period ended June 30, 1996 was approximately 98%.

        Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates and economize operating expenses. Recently, there has been new construction of luxury multi-family housing in the vicinity of the Dixon Mill Complex (the "Complex") which is approximately 50% leased (with expected building completion representing approximately 500 apartment units during the second quarter of 1997) with asking rents that are substantially higher than rents currently charged by the Complex. Although the Complex has not been adversely impacted thus far, it has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility. The period for potential historic tax credit recapture expired November, 1995.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                           Part II - Other Information




Item 1.       Legal Proceedings

              As of August 31, 1996, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

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

                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                       By: Wilder Richman Historic Corporation
                                                    General Partner


Dated:  October 15, 1996                            /s/ Richard Paul Richman
                                                     ------------------------
                                                         Richard Paul Richman
                                         President and Chief Executive Officer