Form 10-Q
period 1996-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1997-01-14
CIK 827830

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC
                        _________________________

                                FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1996


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

                         Part I - Financial Information
Table of Contents

Item 1.    Financial Statements                                  Page

           Balance Sheets as of November 30, 1996
               (Unaudited) and February 29, 1996                  3

           Statements of Operations for the three
               and nine month periods ended November
               30, 1996 (Unaudited) and November 30,
               1995 (Unaudited)                                   4

           Statements of Cash Flows for the nine months
             ended November 30, 1996 (Unaudited) and
             November 30, 1995 (Unaudited)                        5

           Notes to Financial Statements as of November
             30, 1996 (Unaudited)                                 6


Item 2.    Management's Discussion and Analysis of Financial
           and Results of Operations                              9



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS




                                        November 30, 1996
                                            (Unaudited)       February 29, 1996
ASSETS
Cash and cash equivalents                   $    620,668         $      615,815

Investment in operating
  partnerships                                 2,258,732              2,859,737

Note receivable                                  317,713                317,713

Accrued interest receivable                       93,273                 77,498

                                             $ 3,290,386            $ 3,870,763


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                        $      10,000         $       10,000
  Due to related parties                         135,451                124,201

                                                 145,451                134,201

Partners' Equity (Deficit)

  Limited partners                             3,279,794              3,865,505
  General partner                               (134,859)              (128,943)

                                               3,144,935              3,736,562

                                             $ 3,290,386            $ 3,870,763














                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                             Nine Months  Three Months Nine Months Three Months
                                Ended         Ended      Ended        Ended
                            November 30,  November 30, November 30, November 30,
                                1996          1996        1995         1995
REVENUE

Interest                    $   34,994     $  10,451     $ 31,985    $ 11,503

EXPENSES

Operating                       25,616         4,528       29,155       8,355


Income from operations           9,378         5,923        2,830       3,148

Equity in loss of
 operating partnerships       (601,005)     (152,547)    (781,644)   (216,812)

NET LOSS                    $ (591,627)   $ (146,624)  $ (778,814) $ (213,644)

NET LOSS PER UNIT OF
   LIMITED PARTNERSHIP
   INTEREST                  $ (793.39)    $ (242.59)   $ (963.78)  $ (264.41)

























                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    Nine Months    Nine Months
                                                        Ended         Ended
                                                    November 30,   November 30,
                                                        1996           1995
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                         $ (591,627)     $(778,814)
   Adjustments to reconcile net
     loss to net cash provided
     by (used in) operating activities
        Equity in loss of operating
          partnerships                                 601,005        781,644
        Increase in interest receivable                (15,775)       (15,775)
        Increase in due to related parties              11,250         11,250

          Net cash provided by (used in)
            operating activities                         4,853         (1,695)
Net Increase (Decrease) in cash and cash equivalents     4,853         (1,695)

Cash and cash equivalents at beginning of period       615,815         30,836

Cash and cash equivalents at end of period            $620,668       $ 29,141



























                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (Unaudited)



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

         The results of operations for the nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.       The investment in Operating Partnerships as of February 29, 1996 and
         November 30, 1996 is as follows:

         Amount paid to investee through
          February 29, 1996                                      $16,388,000

         Accumulated cash distributions
          from Operating Partnerships
          through February 29, 1996                               (3,180,441)

         Equity in accumulated loss of
          Operating Partnerships
          through December 31, 1995                              (10,347,822)

         Balance as of February 29, 1996                           2,859,737

         Equity in loss of Operating
          Partnerships for the nine months
          ended September 30, 1996                                  (601,005)

         Balance as of November 30, 1996                                            $ 2,258,732


         The Local Partnerships' combined balance sheets as of September 30, 1996 (unaudited) and December 31, 1995 and the combined unaudited statements of operations for the nine months ended September 30, 1996 and 1995 are reflected on pages 7 and 8, respectively.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 1996
                                   (Unaudited)


Note 2 - Continued

         The combined balance sheets of the Operating Partnerships as of September 30, 1996 (unaudited) and December 31, 1995 are as follows:

                                        September 30, 1996    December 31, 1995
         ASSETS

         Land                                $ 1,150,473            $1,150,473
         Buildings and equipment
           (net of accumulated
           depreciation of $9,544,222
           and $8,549,669)                    43,079,830           44,059,457
         Cash and cash equivalents               371,082               80,531
         Deferred costs                          591,722              624,448
         Mortgage escrow deposits                901,916              848,818
         Tenant security deposits                616,686              601,984
         Other assets                             82,468               71,098

                                            $ 46,794,177         $ 47,436,809

         LIABILITIES AND PARTNERS' EQUITY

           Liabilites                                                                           $

            Mortgages payable               $ 27,072,587         $ 27,237,789
            Notes payable                        317,713              317,713
            Accounts payable and
              accrued expenses                   110,974              135,598
            Accrued interest                     226,464              210,804
            Tenant security deposits
              payable                            616,111              601,984
            Due to general partner and
              affiliates                       1,606,078            1,481,595

                                              29,949,927           29,985,483

           Partners' Equity

             Wilder Richman Historic
               Properties II, L.P.             2,258,732            2,859,737
             General partner                  14,585,518           14,591,589

                                              16,844,250           17,451,326

                                            $ 46,794,177         $ 47,436,809



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 1996
                                   (Unaudited)



Note 2 - Continued

           The unaudited combined statements of operations of the Operating
           Partnerships for the nine months ended September 30, 1996 and 1995 are as follows:

                                                    1996              1995
         REVENUE

         Rent                                  $ 4,109,651        $ 3,831,713

         EXPENSES

         Administrative                            485,522            517,098
         Operating                               1,664,699          1,507,941
         Management fees                           123,236            114,951
         Interest                                1,415,991          1,453,983
         Depreciation and amortization           1,027,279          1,027,279

                                                 4,716,727          4,621,252

         NET LOSS                                                                                $  (607,076) $   (789,539)

         NET LOSS ALLOCATED TO

           Wilder Richman Historic Properties
            II, L.P.                           $  (601,005)      $   (781,644)
           General partner                          (6,071)            (7,895)

                                               $  (607,076)      $   (789,539)


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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        As of November 30, 1996, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 1996, with the exception of the investment in Operating Partnerships resulting from the equity in loss of Operating Partnerships for the nine months ended September 30, 1996.

        The lender released the letters of credit associated with the mortgage modification on January 1, 1996 and Chase Manhattan Bank ("Chase") released the Operating Partnerships from their debt to Chase; however, the Partnership's advance to the Operating Partnerships in the amount of $317,713 remains outstanding. For the nine months ended November 30, 1996, the Partnership accrued interest of $15,775 on such advance and has accrued aggregate interest on such advance of $93,273 as of November 30, 1996. Pursuant to the amended limited partnership agreement, the previously restricted funds of the Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to hold such funds.

        The Operating Partnerships reported a net loss during the nine months ended September 30, 1996 of approximately $607,000, inclusive of depreciation and amortization of approximately $1,027,000. The Operating Partnerships reported a net loss during the nine months ended September 30, 1995 of approximately $790,000, inclusive of depreciation and amortization of approximately $1,027,000.

        The principle reason for the lower loss in 1996 is an increase in rental revenue of approximately $278,000, partially offset by an increase in expenses (substantially represented by an increase in real estate taxes of approximately $100,000 per annum). The operating results of the Operating Partnerships for the nine months ended September 30, 1996 reflect positive operations of approximately $240,000, which includes principal amortization under the mortgages (approximately $165,000) and deposits to required escrows(approximately $135,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $104,000), depreciation and amortization of deferred financing costs(approximately $1,027,000) and interest accrued to the Partnership (approximately $16,000) discussed above. The ability to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the nine months ended September 30, 1996 was approximately 97%.

        Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates and economize operating expenses. Recently, there has been new construction of other luxury multi-family housing in the vicinity of the Dixon Mill Complex (the "Complex")certain of which have asking rents that are substantially higher than rents currently charged by the Complex. Although the Complex has not been adversely impacted thus far, it has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility. The period for potential historic tax credit recapture expired November, 1995.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                           Part II - Other Information



Item 1.       Legal Proceedings

              As of November 30, 1996, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

              The Operating Partnerships have been named as a third-party defendant in a lawsuit between the Dixon Venture, the party which sold the Complex to the Operating Partnerships, and the former owner, Joseph Dixon Crucible Company, for indemnification for cost clean-up under the Comprehensive Environmental Response Compensation and Liability Act of 1980. The Operating General Partner believes that the Operating Partnerships have no liability or no liability that is not adequately covered by an indemnification from The Dixon Venture.


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

                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                   By: Wilder Richman Historic Corporation
                                   General Partner


Dated:  January 13, 1997
                                   Richard Paul Richman
                                   President and Chief Executive Officer

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

                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                   By: Wilder Richman Historic Corporation
                                   General Partner


Dated:  January 13, 1997          /s/ Richard Paul Richman
                                  Richard Paul Richman
                                  President and Chief Executive Officer