Form 10-K
period 1997-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1997-06-02
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 28, 1997

                                       OR

[    ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

0-17793(Commission File Number)

                       WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
          (Exact name of registrant as specified in its governing instruments)

          Delaware                                          13-3481443
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
organization)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                          06830
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:         (203) 869-0900
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Act:

            None
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                          Units of Limited Partnership Interest
------------------------------------------------------------------------------

                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,280,000. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

Documents incorporated by reference:

The Prospectus of the Registrant, dated May 13, 1988 and filed pursuant to Rule 424(b)(iii) under the Securities Act of 1933, is incorporated by reference into Parts I, II, and III of this Annual Report on Form 10-K.

                                         PART I

Item 1.Business

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

     Working Capital Reserves

     As of February 28, 1997, Registrant had working capital reserves of approximately $630,000 inclusive of funds previously restricted for the purpose of providing operating deficit loans to the Operating Partnerships (in order to avoid default under their mortgages pursuant to their modified mortgage documents) which were substantially invested in interest-bearing deposits. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition

     Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "RISK FACTORS" at pp. 37 - 57 of the Prospectus.

     Compliance with Environmental Protection Provisions

     In connection with the environmental cleanup responsibilities pertaining to the Complex, the Operating General Partner submitted a declaration to the State of New Jersey Department of Environmental Protection ("NJDEP") stating that there remains no hazardous substances and wastes on the site. In August, 1989, the Operating General Partner received notification from NJDEP that the environmental testing was complete and the Complex was in compliance with NJDEP requirements. All costs incurred in connection with the review conducted by NJDEP were borne by The Dixon Venture, an affiliate of the Operating General Partner. Information regarding such environmental matters is set forth under the heading "DESCRIPTION OF THE COMPLEX Environmental Matters" at pp. 87 - 92 of the Prospectus, which is incorporated herein by reference.

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


Item 2.Properties

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

     The Complex is located on a 4-acre site in Jersey City, New Jersey. In addition, one new five-story building, approximately 20 feet by 50 feet, was built on the site. The Complex is located in the Dixon Crucible Redevelopment Area, an area so designated pursuant to a redevelopment plan adopted in September, 1983 by ordinance of the City of Jersey City. The actual development entails three Phases with each Phase owned by a separate New Jersey limited partnership, respectively Dixon Mill I, Dixon Mill II and Dixon Mill III. Phase I consists of seven industrial buildings which have been rehabilitated to provide 134 D.U.'s, 55 underground and 77 surface parking spaces and approximately 1,550 square feet of commercial space. Phase II consists of 11 industrial buildings which have been rehabilitated to provide 191 D.U.'s and 62 underground and 124 surface parking spaces. Phase III consists of four industrial buildings which have been rehabilitated to provide 108 D.U.'s, 35 underground and 73 surface parking spaces and approximately 2,230 square feet of commercial space.

     The Complex features gardens, elevated walkways and brick paved walkways. The Complex also has its own electronic security system and a free shuttle service to the Grove Street PATH station is being provided. In addition, the residents of the Complex have access to a private fitness facility. The Complex's commercial space is designated for retail stores and/or professional offices.


     As of December 31, 1996 and 1995, the occupancy and rental rates were as follows:

                                December 31, 1996            December 31, 1995
           Occupancy Rate               99%                            98%

           Monthly Rental Rates:
             Studio               $  512 - $  895             $   500 - $   850
             One-Bedroom          $  525 - $1,437             $   525 - $ 1,400
             Two-Bedroom          $  600 - $1,595             $   600 - $ 1,500
             Three-Bedroom        $1,489 - $2,095             $ 1,400 - $ 1,950

  The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3.Legal Proceedings

  As of February 28, 1997, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

  A complaint, through the Equal Employment Opportunity Commission, has been filed by a former employee of the Operating Partnerships claiming sexual harassment. The Operating General Partner cannot measure the potential liability, if any, at this time.

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

Item 4.Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                         PART II

Item 5.Market for Registrant's Common Equity and Related Unit Matters

  a)  Market

  There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

  b)  Holders

  As of February 28, 1997, there were approximately 766 record holders of Units holding an aggregate of 800 Units in the Partnership.

  c)  Distributions

  The Agreement of Limited Partnership of the Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions. As a result of the mortgage modification on June 11, 1992, certain cash flow restrictions have been placed on the Operating Partnerships. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 5 to the Dixon Mills Financial Statements included herein.

Item 6.     Selected Financial Data

                                              Year End
                    February    February    February      February    February
                     28,1997    29, 1996    28, 1995      28, 1994    28, 1993
Total revenues
  (Interest income  $ 50,994    $43,259    $  30,858       $33,142      $41,658

Equity in loss of
  investment in
  Operating
  Partnerships    $(799,980)  $(745,393)*  $(873,701)  $(1,372,573) $(2,202,328)

Net loss          $(779,882)  $(736,763)   $(875,499)  $(1,380,924) $(2,305,745)

Net loss per unit
  of limited
  partnership
  interest        $   (965)   $    (912)  $  (1,083)   $   (1,709)  $    (2,853)

At year end:
  Total assets  $3,105,881   $3,870,763  $4,592,526    $5,453,025    $6,823,949

* This amount is net of an extraordinary gain of $366,499 resulting from the forgiveness of debt of the Operating Partnerships reflected in Registrant's financial statements.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     The operating results of the Complex for 1996 were favorable compared to 1995. On June 11, 1992, the mortgages of the Operating Partnerships were modified pursuant to agreements among Federal National Mortgage Association ("FNMA" or the "Lender"), Chase Manhattan Bank, N.A. ("Chase") and the Operating General Partner. The Partnership obtained the consent of the limited partners to utilize the proceeds from the final distribution from the guaranteed investment contracts to assist in modifying the mortgages. As a result of the mortgage modification, the interest rate under the mortgages decreased from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. Recently, there has been new construction of luxury multi-family housing in the vicinity of the Complex. Such housing includes asking rents that are comparable and substantially higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future.

     In connection with the mortgage modification, Chase and the Partnership each advanced $277,500 to the Operating Partnerships to pay for certain costs of the mortgage modification. In addition, in the event of future operating deficits, Chase and the Partnership each provided a letter of credit and cash of approximately $622,500 (the "Operating Deficit Escrows"), for the purpose of providing FNMA the ability to make pro-rata draws for debt service payments and other operating expenses to the extent cash flow of the Operating Partnerships was insufficient to make the required payments under the modified mortgages. The release of the Operating Deficit Escrow was based upon the later of (i) the date on which the Operating Partnerships satisfy the Lender as to the 110% debt service coverage ratio requirements on the mortgages or (ii) January 1, 1996 (to coincide with the expiration of Federal income tax recapture of the rehabilitation credits). During April, 1995, the Operating General Partner submitted to the Lender the operating statement of the Complex for 1994, reflecting that the 1994 operations satisfied the 110% debt service coverage ratio requirement. Such submission was reviewed by the Lender and was approved in June, 1995 and the letters of credit were released by the Lender in January, 1996.

     Chase and the Partnership each provided advances of $317,713 as of December 31, 1995, with aggregate interest of approximately $126,000 accrued thereon by the Operating Partnerships. However, the Operating General Partner entered into an agreement with Chase on July 5, 1995 whereby Chase agreed to release the Operating Partnerships from substantially all of the outstanding liabilities owed to Chase in connection with outstanding advances and accrued interest thereon (discussed above) in return for the release of its outstanding letter of credit in January, 1996. Accordingly, the Operating Partnerships recorded a forgiveness of the outstanding debt and accrued interest as of December 31, 1995 in the aggregate of $370,201 and reflected such forgiveness as an extraordinary gain in the statement of operations for the year then ended. As of February 28, 1997, the Partnership has accrued interest receivable of $98,436 in connection with the advances provided.

     Because of the outstanding advances, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1996, the cumulative preferred distribution is approximately $8,086,000. Although recent rental market conditions have been strong, management has been building up its cash balance (approximately $563,000 as of December 31, 1996) to protect against potential adverse changes in market conditions and unanticipated expenses. Accordingly, the Partnership does not anticipate making significant cash flow distributions in the near future and cannot determine the extent of cash flow distributions over the long term. As of December 31, 1996, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $518,000.

     As of December 31, 1996, the Operating Partnerships' liquidity is improved compared to December 31, 1995, with cash and cash equivalents having increased by approximately $482,000 and the replacement reserve having increased by approximately $200,000. Although accounts payable and accrued expenses decreased by approximately $17,000, amounts due to related parties, which balance is $1,660,566 as of December 31, 1996, increased by approximately $179,000 due to the accrual of management fees and investor service fees.

     Cash and cash equivalents of the Partnership as of February 28, 1997 includes approximately $582,000 which was released from the Operating Deficit Escrow. Pursuant to the Partnership Agreement, the released Operating Deficit Escrow of the Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to hold such funds. During the year ended February 28, 1997, the Partnership's investment in Operating Partnerships decreased by $799,980 as a result of the equity in loss of investment in Operating Partnerships.

     The annual investor service fees are payable from the operating results of the Operating Partnerships and from reserves. As of February 28, 1997, due to affiliates includes $125,000 of accrued investor service fees, which includes the Partnership's expense for the last five fiscal periods and $50,000 otherwise payable from the final distribution of the guaranteed investment contracts in January, 1992.

     Results of Operations

     The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the policies of the Operating Partnerships. Registrant accounts for its investment in Operating Partnerships in accordance with the equity method of accounting. Under the equity method of accounting, the investment is carried at cost and is adjusted for

Registrant's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Operating Partnership. Any equity in loss in excess of Registrant's investment balance in an Operating Partnership is allocated to other partners' capital in each such Operating Partnership. As a result, the equity in loss of investment in Operating Partnerships is expected to decrease as Registrant's investment balances in the respective Operating Partnerships become zero.

     Cumulative losses and cash distributions in excess of investment in Operating Partnerships may result from a variety of circumstances, including the Operating Partnerships' accounting policies, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of the Operating Partnerships.

     Year Ended February 28, 1997

     During the year ended February 28, 1997, the Partnership earned interest of approximately $51,000 including $21,000 of accrued interest on advances provided to the Operating Partnerships discussed above. During the year ended February 28, 1997, interest earnings increased compared to the previous fiscal period due to the average increase of short-term interest rates. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 29, 1996. The operating expenses of the Partnership are not expected to vary significantly in the near future.
Registrant's equity in loss in Operating Partnerships does not include a 99% allocation of the loss reported by the Operating Partnerships due to the nonrecognition of losses in excess of Registrant's investment in Dixon Mills I of approximately $47,000, in accordance with the equity method of accounting.

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1996 in the amount of approximately $855,000, inclusive of depreciation and amortization of approximately $1,363,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $285,000 during 1996, which considers principal amortization under the mortgages (approximately $223,000) and net deposits to required escrows (approximately $200,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $179,000) and accrued interest to the Partnership (approximately $21,000). Occupancy remained high throughout 1996, resulting in an improvement in operating results compared to 1995.

     The Operating Partnerships did not utilize any replacement reserves during 1996. Although the results of operations have been stable, management continues to examine methods to stabilize healthy occupancy rates while attempting modest increases in rental rates and to closely monitor its operating costs. As of December 31, 1996, the occupancy rate was approximately 99%. Although operations have significantly improved since the mortgage modification in June, 1992, the future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and therefore may be subject to significant volatility.

     Year Ended February 29, 1996

     During the year ended February 29, 1996, the Partnership earned interest of approximately $43,000 on restricted funds (discussed above), reserves and advances provided to the Operating Partnerships. During the year ended February 29, 1996, interest earnings slightly increased compared to the previous fiscal period due to the average increase of short-term interest rates and a change in interest rates on the restricted deposits. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1995.

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1995 in the amount of approximately $1,123,000, inclusive of depreciation and amortization of approximately $1,363,000 and exclusive of the extraordinary gain recorded in connection with the forgiveness of the note payable to Chase discussed above. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $63,000 during 1995, which include principal amortization under the mortgages (approximately $208,000) and net deposits to required escrows (approximately $154,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $164,000), and accrued interest to Chase and the Partnership (approximately $21,000). The occupancy fluctuated during 1995 while operating expenses increased (primarily from increases in real estate taxes and insurance and planned improvements which were not funded from replacement reserves), resulting in a decline in operating results compared to 1994. The Operating Partnerships did not utilize any Operating Deficit Escrows or replacement reserves during 1995. As of December 31, 1995, the occupancy rate was approximately 98%.

     Year Ended February 28, 1995

     During the year ended February 28, 1995, the Partnership earned interest of approximately $31,000 on restricted funds (discussed above), reserves and advances provided to the Operating Partnerships. During the year ended February 28, 1995, interest earnings slightly decreased compared to the previous fiscal period due to the average decrease of interest-bearing deposits and lower interest rates. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1994.

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1994 in the amount of approximately $883,000, inclusive of depreciation and amortization of approximately $1,369,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $438,000 during 1994, which includes principal amortization under the mortgages (approximately $140,000) and net deposits to required escrows (approximately $106,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $150,000), and accrued interest to Chase and the Partnership (approximately $41,000). The improved occupancy during the second half of 1993 was maintained throughout 1994 while operating expenses increased slightly, resulting in improved operating results in 1994. The Operating Partnerships did not utilize any Operating Deficit Escrows during 1994. As of December 31, 1994, the occupancy rate was approximately 97%.

     Inflation

     Inflation is not expected to have a material adverse impact on Registrant's revenues during its period of equity ownership in the Operating Partnerships.

Item 8.Financial Statements and Supplementary Data

     The financial information required in response to this Item 8 is submitted as part of Item 14(a) of this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                        PART III

Item 10Directors and Executive Officers of the Registrant

     The Partnership has no directors or executive officers.

     The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

Name                 Age     Office

Richard Paul Richman  49     President and Director

Robert H. Wilder, Jr. 51     Executive Vice President, Assistant Secretary,
                             Treasurer and Director.

Gina S. Scotti        41     Secretary

     Richard Paul Richman, 49 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and sole stockholder of The Richman Group, Inc. and the managing partner of The Richman Group of
Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 51 years old, is Executive Vice President, Secretary and Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr.
Wilder is also a licensed real estate broker in New York and Connecticut.

     Gina S. Scotti, 41 years old, is Secretary of WRHC. Ms. Scotti, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for all communications with investors since 1986.

Item 11. Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 28, 1997.


Item 13. Certain Relationships and Related Transactions

     The financial  interests in  Registrant of the General  Partner and Special
Limited  Partner  are  set  forth  under  the  heading   "PROFITS,   LOSSES  and
DISTRIBUTIONS" at pp. 117 - 124 of the Prospectus.

     Transactions with Affiliates of Management

     The General Partner and certain of its affiliates are entitled to receive certain compensation, fees and reimbursement of expenses during the offering, operational and termination or refinancing stages of the Partnership.

     Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, became a co-management agent of the Complex on July 1, 1992. In connection with these services, WRMC earned management fees of $84,488 in 1996, of which $35,005 was paid.

     Richman Asset Management, LLC., an affiliate of the General Partner, earned compensation in the amount of $60,000 in 1996 for its performance in connection with investor services for the Partnership and the Operating Partnerships, all of which was accrued.

     Indebtedness of Management

     No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 1997 and February 29, 1996.

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a)Financial Statements

       (i)    The list of Financial Statements of Registrant appears on page
              F-1.

       (ii) The list of Financial Statements of the Operating Partnerships appears on page F-16.

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

       (4)    Form of Subscription Agreement (attached to Prospectus as Exhibit
              B);

       (10A) Previously executed and filed Certificate of Limited Partnership and Amended and Restated Certificate of Limited Partnership of (x) Dixon Mill Associates I (Phase One), Limited Partnership, (y) Dixon Mill Associates II (Phase Two), Limited Partnership and (z) Dixon Mill Associates III (Phase Three), Limited Partnership;*

       (10B) Form of Amended and Restated Agreement and Certificate of Limited Partnership of the Dixon Mill Partnerships:

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

       (10O) Form of Letter from The Dixon Venture to Wilder Richman Historic Properties II, L.P. and the Dixon Mill Partnerships, as to The Dixon Venture's agreement to bear all costs of compliance with the New Jersey Environmental Cleanup Responsibility Act;**

       (10P)  Amendment No. 1 to Agreement of Limited Partnership; ***

       (10Q)  Reinstatement and Modification Agreement; ***

       (10R)  Operating Deficit Escrow Agreement; ***

       (10S)  Priority Operating Deficit Escrow Agreement; ***

       (10T)  Amended and Restated Achievement Escrow Agreement; ***

       (10U)  Default Avoiding Loan Agreement; ***

       (10V)  Management Agreement; ***

       (10W)  Chase Note; ***

       (10X)  Letter of Intent to Reinstate and Modify the Mortgages; ****

        (27)  Financial Data Schedule.

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

     b)  Reports on Form 8-K

       None.

                                       SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 1997.


                                     Wilder Richman Historic Properties II, L.P.

                                     By:   Wilder Richman Historic Corporation,
                                           General Partner


                                     By:
                                           Richard Paul Richman
                                           President and Director


                                     By:
                                           Robert H. Wilder, Jr.
                                           Executive Vice President and
                                           Director

                                       SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 1997.


                                   Wilder Richman Historic Properties II, L.P.

                                   By:   Wilder Richman Historic Corporation,
                                         General Partner


                                   By:  /s/  Richard Paul Richman
                                        Richard Paul Richman
                                        President and Director


                                   By:  /s/  Robert H. Wilder, Jr.
                                        Robert H. Wilder, Jr.
                                        Executive Vice President and
                                        Director

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          FINANCIAL STATEMENTS FOR THE

                         YEARS ENDED FEBRUARY 28, 1997,
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

                         Years Ended February 28, 1997,
                    February 29, 1996 and February 28, 1995

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

       Statements of operations                                             F-4

       Statements of partners' equity                                       F-5

       Statements of cash flows                                             F-6

       Notes to financial statements                                 F-7 - F-14

                              INDEPENDENT AUDITORS' REPORT






Parrtners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut



We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 28, 1997 and February 29, 1996, and the related statements of operations, partners' equity and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 28, 1997 and February 29, 1996 and the results of its operations, changes in partners' equity and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 in conformity with generally accepted accounting principles.

/s/ Rosenburg, Neuwirth & Kuchner


April 21, 1997
New York, New York


                       WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     BALANCE SHEETS







                                             February 28,       February 29,
           A S S E T S                           1997               1996
           -----------                       ------------         --------
INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 7)                        $2,059,757         $2,859,737

CASH AND CASH EQUIVALENTS (Note 2)               629,975            615,815

NOTE RECEIVABLE (Note 3)                         317,713            317,713

ACCRUED INTEREST RECEIVABLE (Note 3)              98,436             77,498
                                              ----------         ----------

                                              $3,105,881         $3,870,763



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
       Other liabilities                      $   10,000        $   10,000

       Due to related parties (Note 4)           139,201           124,201
                                              ----------        ----------

                                                 149,201           134,201

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

PARTNERS' EQUITY (Notes 2 and 5):

       Limited partners' equity                3,093,422         3,865,505

       General partner's deficit                (136,742)         (128,943)
                                              ----------        ----------

                                               2,956,680         3,736,562

                                              $3,105,881        $3,870,763






                        See notes to financial statements




                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                             STATEMENTS OF OPERATIONS



                                                                                                        Year ended
                                     February 28,  February 29,  February 28,

                                        1997           1996         1995
                                        ----           ----         ----
Revenues:

Interest income                        $  50,994     $ 43,259       $ 30,858
                                    ------------   ----------    -----------


Expenses:

    Operating                             30,896      34,629         32,656
                                     -----------   ---------    -----------

         Income (loss) from operations    20,098       8,630         (1,798)

Equity in loss of Operating
 Partnerships before extraordinary item (799,980) (1,111,892)      (873,701)
                                       ---------   ---------    -----------

Net loss before extraordinary item      (779,882) (1,103,262)      (875,499)
                                     -----------  ----------    -----------

Extraordinary item - Equity in
 forgiveness of debt of Operating
 Partnerships (Note 3)                        -      366,499             -
                                    -----------  -----------    -----------

         NET LOSS                   $  (779,882)  $ (736,763)   $  (875,499)
                                    ===========   ===========    ===========

Net loss attributable to:

    Limited partners                 $ (772,083)   $(729,395)    $ (866,744)

    General partner                      (7,799)      (7,368)        (8,755)
                                    -----------    ---------     ----------

                                    $  (779,882)   $(736,763)    $ (875,499)
                                     ===========  ===========   ===========

Net loss per unit of limited
 partnership interest before
 extraordinary item (800 units)            (965)      (1,365)        (1,083)

Extraordinary item                            -          453              -
                                    -----------  -----------    ------------

Net loss per unit of limited
 partnership interest                 $   (965)     $   (912)     $  (1,083)
                                    ==========   ===========     ==========







                        See notes to financial statements



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                         YEARS ENDED FEBRUARY 28, 1997,
                    FEBRUARY 29, 1996 AND FEBRUARY 28, 1995









                                                        Limited       General
                                            Total       partners      partner
Partners' equity (deficit),
  March 1, 1994                         $5,348,824     $5,461,644   $ (112,820)

Net loss, year ended
  February 28,  1995                      (875,499)      (866,744)      (8,755)
                                        ----------     ----------   ----------

Partners' equity (deficit),
  February 28, 1995                      4,473,325      4,594,900     (121,575)

Net loss, year ended February
  29, 1996                                (736,763)      (729,395)      (7,368)
                                        ----------     ----------   ----------

Partners' equity (deficit),
  February 29, 1996                      3,736,562      3,865,505     (128,943)

Net loss, year ended February
  28, 1997                                (779,882)      (772,083)      (7,799)
                                        ----------     ----------   ----------

Partners' equity (deficit),
  February 28, 1997                     $2,956,680     $3,093,422   $ (136,742)
                                        ==========     ==========   ==========

Limited partnership units outstanding at
  February 28, 1997,  February 29, 1996
  and February 28, 1995                                       800
                                                              ===






















                        See notes to financial statements




                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                              STATEMENTS OF CASH FLOWS








                                                                                               Year ended
                                      February 28,   February 29,   February 28,

                                         1997            1996           1995
                                         ----            ----           ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                         $ (779,882)       $(736,763)      $(875,499)
                                   ----------      -----------     -----------
  Adjustments to reconcile net
   loss to net cash (used in)
   provided by operating
   activities:
     Equity in loss of Operating
      Partnerships                    799,980         745,393          873,701
     Changes in assets and
      liabilities:
       Decrease in restricted cash                    582,287
       Increase in accrued interest
         receivable                   (20,938)        (20,938)         (20,938)
       Increase in due to related
         parties                       15,000          15,000           15,000
                                  -----------     -----------      -----------

        Total adjustments             794,042       1,321,742          867,763
                                  -----------     -----------      -----------

        Net cash provided by
          (used in)operating
           activities                 14,160         584,979            (7,736)
                                 -----------     -----------       -----------


NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS            14,160        584,979            (7,736)

CASH AND CASH EQUIVALENTS,
 beginning of year                   615,815         30,836            38,572
                                ------------     ----------      ------------

CASH AND CASH EQUIVALENTS,
 end of year                       $ 629,975     $  615,815         $  30,836
                                 ===========    ===========       ===========












                          See notes to financial statements

                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            NOTES TO FINANCIAL STATEMENTS

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



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

      On July 15, 1988, the Partnership admitted 754 limited partners representing 800 units of limited partnership interest (the "Closing") for $19,280,000 in cash and notes. Immediately following the Closing, the Partnership acquired a 99% limited partnership interest in the Operating Partnerships. The Partnership acquired its limited partnership interest for $16,388,000 which was paid in installments.


2.    SIGNIFICANT ACCOUNTING POLICIES

      Financial statements

      The financial statements of the Partnership are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership.

      Investments in Operating Partnerships

      The Partnership accounts for its investment in the Operating Partnerships on the equity method of accounting. Under the equity method of accounting, the investment cost is adjusted by the Partnership's share of the Operating Partnerships' results of operations, which are limited to the respective investment balances and by distributions received or accrued. The statements of operations includes the Partnership's equity in the earnings of the Operating Partnerships on a calendar year basis.

      Syndication costs

      Syndication costs of $2,639,200 were charged against limited partners' capital upon the closing of the public offering, in accordance with prevalent industry practice.

                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income taxes

      No provisions have been made for federal, state and local income taxes, as they are the personal responsibility of the partners.

      Cash and cash equivalents

      For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost which approximates fair value.

      Fiscal year

      The Partnership's fiscal year ends on the last day in February.

      Use of estimates

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


3.    INVESTMENTS IN OPERATING PARTNERSHIPS

      The Investments in Operating Partnerships are as follows:

                                   Dixon       Dixon        Dixon
                                  Mill I      Mill II     Mill III      Total
      Balance, March 1, 1994     $803,058   $1,739,423   $1,936,350  $4,478,831

      Equity in loss of
       Operating Partnerships    (255,941)    (394,712)    (223,048)   (873,701)
                               ----------   ----------   ----------  ----------

      Balance, February 28,
        1995                      547,117    1,344,711    1,713,302   3,605,130

      Equity in loss of
       Operating Partnerships    (269,033)    (365,973)    (110,387)   (745,393)
                               ----------   ----------   ----------  ----------

      Balance, February 29,
        1996                      278,084      978,738    1,602,915   2,859,737

      Equity in loss of
       Operating Partnerships    (278,084)    (346,227)    (175,669)   (799,980)
                               ----------   ----------   ----------  ----------

      Balance, February 28,
       1997                       $    -    $  632,511   $1,427,246  $2,059,757
                              ===========   ==========   ==========  ==========






                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



3.    INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)


      The combined balance sheets of the Operating Partnerships at December 31, 1996 and 1995 are shown below.

                                                             December 31,
                                                          1996           1995
      Assets:
        Land                                          $ 1,150,473   $ 1,150,473
        Buildings (net of accumulated depreciation
         of $9,869,372 and $8,549,669 in 1996 and
         1995, respectively)                           42,739,754    44,059,457
        Cash and cash equivalents                         563,084        80,531
        Deferred costs                                    580,814       624,448
        Mortgage escrow deposits                          902,221       848,818
        Tenant security deposits                          630,000       601,984
        Other assets                                        1,935        71,098
                                                     ------------  ------------

             Total assets                             $46,568,281   $47,436,809
                                                      ===========   ===========

      Liabilities:
        Mortgages payable                             $27,015,128   $27,237,789
        Note payable                                      317,713       317,713
        Accounts payable and accrued expenses             118,418       135,598
        Accrued interest payable                          230,288       210,804
        Tenants' security deposits payable                630,000       601,984
        Due to general partner and affiliates           1,660,566     1,481,595
                                                    ------------- -------------

             Total liabilities                         29,972,113    29,985,483
                                                     ------------  ------------

      Partners' equity:
        Wilder Richman Historic Properties II, L.P.     2,059,757     2,859,737
        General partner                                14,536,411    14,591,589

             Total partners' equity                    16,596,168    17,451,326
                                                      -----------   -----------

             Total liabilities and partners' equity   $46,568,281   $47,436,809









                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



3. INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

   The combined statements of operations of the Operating Partnerships for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                   Year ended
                                                                                            December 31,
                                                1996        1995         1994
                                                ----        ----         ----
      Revenues:
        Rent                               $5,530,885  $ 5,196,552  $ 5,148,859
        Interest                               14,497       11,419        5,267
                                          -----------  -----------  -----------

                                            5,545,382    5,207,971    5,154,126
                                          ----------- ------------ ------------
      Expenses:
        Administrative                        978,505      972,779      879,316
        Operating                           2,041,985    1,978,650    1,756,166
        Management fees                       168,976      153,281      151,435
        Interest                            1,847,737    1,863,047    1,880,529
        Depreciation and amortization       1,363,337    1,363,337    1,369,206
                                          ----------- ------------ ------------

                                            6,400,540    6,331,094    6,036,652
                                          ----------- ------------ ------------

      Loss before extraordinary item         (855,158)  (1,123,123)    (882,526)

      Extraordinary item - forgiveness
          of debt                                   -      370,201           -
                                          -----------  -----------   ----------

          NET LOSS                        $  (855,158) $  (752,922) $  (882,526)
                                          ===========   ===========  ===========

      Loss before extraordinary item
       allocated to Wilder Richman Historic
       Properties II, L.P.                 $ (799,980) $(1,111,892)  $ (873,701)

      Extraordinary item                         -         366,499            -
                                          -----------  ------------  ----------

      Net loss allocated to Wilder Richman
       Historic Properties II, L.P.        $ (799,980) $   (745,393)$  (873,701)
                                           ==========  ============ ===========

      Loss before extraordinary item
       allocated to Dixon Venture Corp.    $  (55,178)  $  (11,231) $    (8,825)

      Extraordinary item                            -        3,702           -
                                         ------------   ----------   -----------

      Net loss allocated to Dixon
          Venture  Corp.                   $  (55,178) $    (7,529)   $  (8,825)
                                           ==========   ==========  ===========



                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



3.  INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

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

    Any such advances bear interest at 6.5% per annum and are guaranteed by principals of the Operating General Partner to the extent that such sums would have otherwise been advanced pursuant to their operating deficit guarantee obligation. Outstanding advances as of February 28, 1997 and February 29, 1996 amounted to $317,713 with accrued interest thereon of $98,436 and $77,498 at February 28, 1997 and February 29, 1996,
    respectively. The outstanding advances and accrued interest are reflected in Note Payable and Accrued Interest Payable in the combined balance sheet of the Operating Partnerships presented above.


4.  RELATED PARTY TRANSACTIONS

    An annual investor services fee is payable to an affiliate of the general partner of the Partnership in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 28, 1997 and February 29, 1996, due to related parties includes $125,000 and $110,000, respectively of Investor Services fees payable from the Partnership and the Operating Partnerships.

    At February 28, 1997 and February 29, 1996, due to related parties also includes $9,846 due to the Operating Partnerships.

    An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. Pursuant to the management agreement such management fees are not to exceed 1.5% of annual gross operating revenues of the Complex. The affiliated management agent earned $84,488 and $76,641 in the years ended December 31, 1996 and 1995, respectively of which $35,005 and $35,004 were paid in 1996 and 1995.

                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



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




                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995




6.    TAXABLE LOSS

      A reconciliation of the financial statement loss of the Partnership for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 to the net loss as shown on the tax returns for the years ended December
      31, 1996, 1995 and 1994 is as follows:

                                   Year ended
                                                       December 31,
                                               1996          1995       1994
                                               ----          ----       ----
      Financial statement loss as of
       February 28, 1997, February 29, 1996
       and February 28, 1995, respectively  $(779,882)   $(736,763)  $(875,499)

      Less  transactions  occurring  during
       January  1 to  end of  February  of
       respective periods:
        Interest income                        (1,393)     (1,362)     (1,237)
        Operating expenses, including fees
         not deductible under Internal
         Revenue Code Section 267              15,000      15,000      15,000
                                        -------------  ----------  ----------

                                             (766,275)   (723,125)   (861,736)

      Financial statement to tax return difference arising from investments in Operating Partnerships:

      Forgiveness of debt                     366,499    (366,499)         -

      Excess of depreciation expense of
       the operating partnerships for
       income tax purposes over financial
       reporting purposes                  (1,048,735)   (817,582)  (1,110,420)
                                           ----------  ----------    ---------

      Taxable loss                        $(1,448,511)$(1,907,206) $(1,972,156)
                                          ===========  ==========   ==========



                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



7.    COMMITMENTS AND CONTINGENCIES

      Preferred return

     Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 1996, the cumulative preferred amount due from the Operating Partnerships is $8,086,602. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

                               DIXON MILLS ASSOCIATES


                        COMBINED FINANCIAL STATEMENTS FOR THE

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                          AND INDEPENDENT AUDITORS' REPORT

                               DIXON MILLS ASSOCIATES


                        Combined Financial Statements for the

                    Years Ended December 31, 1996, 1995 and 1994

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

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


/s/ Rosenburg, Neuwirth & Kuchner



February 21, 1997
New York, New York



                               DIXON MILLS ASSOCIATES


                               COMBINED BALANCE SHEETS

                                                              December 31,
           A S S E T S                                     1996        1995
           -----------                                     ----        ----
LAND (Notes 2 and 5)                                    $1,150,473  $ 1,150,473

BUILDINGS (net of accumulated depreciation
 of $9,869,372 and $8,549,669 in 1996 and 1995,
 respectively) (Notes 2 and 5)                          42,739,754   44,059,457

CASH AND CASH EQUIVALENTS (Note 2)                         563,084       80,531

DEFERRED COSTS (Note 2)                                    580,814      624,448

MORTGAGE ESCROW DEPOSITS (Note 5)                          902,221      848,818

TENANT SECURITY DEPOSITS                                   630,000      601,984

OTHER ASSETS                                                 1,935       71,098
                                                      ------------  -----------

                                                       $46,568,281  $47,436,809

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

    Mortgages payable (Note 5)                         $27,015,128  $27,237,789

    Note payable (Note 6)                                  317,713      317,713

    Accounts payable and accrued expenses                  118,418      135,598

    Accrued interest payable (Notes 5 and 6)               230,288      210,804

    Tenants' security deposits payable                     630,000      601,984

    Due to general partner and
    affiliates (Notes 4 and 6)                           1,660,566    1,481,595
                                                      ------------ ------------

                                                        29,972,113   29,985,483
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY (Note 3):

    WILDER RICHMAN HISTORIC
     PROPERTIES II, L.P., LIMITED PARTNER                2,059,757    2,859,737

    DIXON VENTURE CORP., GENERAL PARTNER                14,536,411   14,591,589
                                                       -----------  -----------

                                                        16,596,168   17,451,326

                                                       $46,568,281  $47,436,809


                     See notes to combined financial statements



                               DIXON MILLS ASSOCIATES

                          COMBINED STATEMENTS OF OPERATIONS

                                                      Year ended
                                                                                              December 31,
                                               1996        1995           1994
                                               ----        ----          -----
Revenues:
    Rent                                   $5,530,885   $5,196,552   $5,148,859
    Interest                                   14,497       11,419        5,267
                                           ----------  -----------  -----------

                                            5,545,382    5,207,971    5,154,126
                                           ----------  -----------  -----------
Expenses:
    Administrative                            978,505      972,779      879,316
    Operating                               2,041,985    1,978,650    1,756,166
    Management fees (Note 4)                  168,976      153,281      151,435
    Interest (Notes 5 and 6)                1,847,737    1,863,047    1,880,529
    Depreciation and amortization           1,363,337    1,363,337    1,369,206
                                           ----------  -----------  -----------

                                            6,400,540    6,331,094    6,036,652
                                           ----------  -----------  -----------

Loss before extraordinary item               (855,158)  (1,123,123)    (882,526)

Extraordinary item - forgiveness
 of debt (Note 6)                                -         370,201           -
                                         ------------  -----------  -----------

        NET LOSS                           $ (855,158) $  (752,922) $  (882,526)
                                           ==========  ===========  ===========

Loss before extraordinary item
 allocated to Wilder Richman Historic
 Properties II, L.P.                       $ (799,980) $(1,111,892)  $ (873,701)

Extraordinary item                               -         366,499            -
                                          -----------  ------------  -----------

Net loss allocated to Wilder Richman
 Historic Properties II, L.P.              $ (799,980) $  (745,393) $  (873,701)
                                           ==========  ===========  ===========

Loss before extraordinary item
 allocated to Dixon Venture Corp.          $  (55,178) $   (11,231) $    (8,825)

Extraordinary item                               -           3,702            -
                                          ------------  -----------   ----------

Net loss allocated to Dixon Venture
 Corp.                                     $  (55,178) $    (7,529) $    (8,825)
                                           ==========  ===========  ===========












                     See notes to combined financial statements





                               DIXON MILLS ASSOCIATES


                       COMBINED STATEMENTS OF PARTNERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                        Limited      General
                                            Total       partner      partner

Partners' equity, January 1, 1994        $19,086,774   $4,478,831  $14,607,943

Net loss, year ended December 31, 1994      (882,526)    (873,701)      (8,825)
                                         -----------   ----------  -----------

Partners' equity, December 31, 1994       18,204,248    3,605,130   14,599,118

Net loss, year ended December 31, 1995      (752,922)    (745,393)      (7,529)
                                         -----------   ----------  -----------

Partners' equity, December 31, 1995       17,451,326    2,859,737   14,591,589

Net loss, year ended December 31, 1996      (855,158)    (799,980)     (55,178)
                                         -----------   ----------  -----------

Partners' equity, December 31, 1996      $16,596,168   $2,059,757  $14,536,411
                                         ===========   ==========  ===========

























                     See notes to combined financial statements





                               DIXON MILLS ASSOCIATES

                          COMBINED STATEMENTS OF CASH FLOWS



                                                            Year ended
                                                                                                December 31,
                                                   1996        1995        1994
                                                   ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                  $(855,158)  $(752,922)  $(882,526)
                                              ---------   ---------   ---------
    Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
      Depreciation and amortization           1,363,337   1,363,337   1,369,206
      Forgiveness of debt - note payable            -      (317,714)         -
    Change in assets:
      Increase in mortgage escrow deposits      (53,403)   (491,546)   (117,796)
      Increase in tenant security deposits      (28,016)   (111,102)    (52,277)
      Decrease (increase) in other assets        69,163     (34,004)     33,761
      Decrease (increase) in real estate tax
       receivable                                   -       208,442    (208,442)
    Change in liabilities:
      (Decrease) increase in accounts payable
       and accrued expenses                     (17,180)     17,159      83,727)
      Increase (decrease) in accrued interest
       payable                                   19,484     (32,948)     25,367
      Increase in tenants security deposit       28,016     111,102      52,277
      Increase in due to General Partner
       and affiliates                           178,971     164,101     161,436
                                            -----------  ----------  ----------

         Total adjustments                    1,560,372     876,827   1,179,805
                                            -----------   ---------   ---------

         Net cash provided by
          operating activities                  705,214    123,905      297,279
                                            -----------   --------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                        -           -      (35,826)
                                           ----------  ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of mortgages payable             (222,661)   (208,229)    (139,796)
                                            ---------  ----------   ----------

INCREASE (DECREASE) IN CASH                   482,553     (84,324)     121,657

CASH, beginning of year                        80,531     164,855       43,198
                                          -----------   ---------  -----------

CASH, end of year                         $   563,084   $  80,531   $  164,855
                                          ===========   =========== ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest        $ 1,828,253  $1,843,507   $1,855,162
                                          ===========  ==========   ==========




                     See notes to combined financial statements

                               DIXON MILLS ASSOCIATES

                       NOTES TO COMBINED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

      Combined financial statements are presented as the companies are under common control, ownership, and management.

      Land and buildings

      Land and buildings are stated at lower of cost or net realizable value, ("NRV"). NRV is the net cash flow necessary to recover costs exclusive of debt service. Depreciation on buildings is computed on the straight-line method. The depreciable lives assigned is 40 years for the real property.

      Effective for the year ended December 31, 1996 the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                               DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Cash and cash equivalents

      For purposes of the statements of cash flows, the Operating Partnerships consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost which approximates fair value.

      Deferred costs

      Deferred costs represent costs incurred in connection with the mortgages (Note 5) and are being amortized over the term of the mortgages using the straight line method.

      Use of Estimates

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

      Reclassifications and other

      Certain balances in the 1995 and 1994 financial statements have been reclassified to conform to the presentation used in 1996.


3.    PARTNERS' EQUITY

      In accordance with the Partnership agreement, income and losses are to be allocated 1% and 99% to the general partner and the Limited Partner, respectively.

      Any equity in loss in excess of the Limited Partner's investment balance in an operating partnership is allocated to the General Partner.

                               DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



3.    PARTNERS' EQUITY (CONTINUED)

      Distributions

      The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the limited partner and 25% to the Operating General Partner. For years ending through December 31, 1991, any insufficient cash flow (shortfall) from operations and/or distributions from the guaranteed investment contracts to make distributions equal to the Preference Amount will be paid at sale or refinancing to the extent proceeds are available and after payment of all debt service and outstanding loans payable (Note 6). If in any year after 1992 cash flow distributions are less than the Preference Amount, such shortfalls will increase the amount that is distributable 99% to the limited partner and 1% to the general partner in any subsequent year before the ratio in which distributions of cash flow are shared at 75% for the Limited Partner and 25% for the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. To date, the Operating Partnerships have provided distributions only to the extent of proceeds generated from the guaranteed investment contracts discussed above. The cumulative preferred amount due to the limited partners at December 31, 1996 is $8,086,602. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

      Distributions of annual net cash flow are subject to the provisions of the notes payable (Note 6).

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

        - The balance, if any, 75% to the Limited Partnership and 25% to the Operating General Partner.




                               DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



4.    RELATED PARTY TRANSACTIONS

      DVC has  complete  authority,  management  and  control  of the  Operating
      Partnerships.   The  Operating  Partnerships,  in  the  normal  course  of business, have transactions with related parties.  Included in the balance sheet are the following items:

        Due to(from):
                                                           1996         1995
          Morris Property Management                   $  306,888   $   222,400
          Morris Realty                                    (5,259)       (5,259)
          DVC                                             936,830       936,830
          Wilder Richman Management Corporation           242,107       192,624
          RG Housing Advisors, Inc.                        90,000        90,000
          Richman Asset Management, LLC                    90,000        45,000
                                                    ------------- -------------

                                                       $1,660,566    $1,481,595

      The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $84,488 in 1996, $76,641 in 1995 and $75,717 in
      1994.
      WRMC received payments of $35,005 and $35,004 in 1996 and 1995, respectively.

      In addition, property management fees of $84,488, $76,640 and $75,718 were
      incurred  in  1996,  1995  and  1994,   respectively  to  Morris  Property
      Management.

      The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, LLC in 1996 and 1995 and $45,000 to RG Housing Advisors, Inc., in 1994. Both companies are affiliates of the Limited Partner.


5.    MORTGAGES PAYABLE

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

                               DIXON MILLS ASSOCIATES

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.    MORTGAGES PAYABLE (CONTINUED)

      The Mortgages require monthly payments of interest and principal, except that the first 24 installments through June 1994 did not include principal. The interest rate on the Mortgages is 6.74% with a 7.448% constant. Principal amortization is based on a thirty-five year payment schedule. The Mortgages mature as follows:

                     1997                             $   238,188
                     1998                                 254,748
                     1999                                 262,586
                     2000                                 290,713
                     2001                                 310,924
                     Thereafter                        25,657,969
                                                      -----------

                                                      $27,015,128

      The Mortgages are callable for payment on May 1, 2000, extendable by FNMA until May 1, 2010. The maximum bond remarket rate is 8% pursuant to the bond trust indenture dated May 1, 1992 between the Jersey City Redevelopment Agency and United Jersey Bank.

      The  Mortgages   require  monthly   payments  to  a  replacement   reserve
      ("Replacement Reserve") account as follows:

          June 1996 - May 1997                            $16,667
          June 1997 - May 2012                              5,400

      The Replacement Reserve shall be used exclusively to pay for certain repairs or replacements, subject to the approval of FNMA. The balance in this account was $518,233 and $317,751 at December 31, 1996 and 1995, respectively.

      FNMA provided the Operating Partnerships with a mortgage loan for closing costs evidenced by a second note in the amount of $163,000 (the "Second Note") and secured by a second mortgage. The Second Note was retired, evenly, without interest, over a 24-month term ending in June 1994.


6.    NOTE PAYABLE

      Chase Manhattan Bank
      Chase advanced $277,500 to the Operating Partnerships for costs associated with the Mortgages, bearing interest at 6.50% with a maturity of May 1, 2000. Payments of principal and interest could not commence sooner than January 1, 1996 depending on, among other things, cash flow generated by the Operating Partnerships. In addition, Chase provided FNMA with cash and letter of credit in the amount of $622,500 (the "Chase Operating Deficit Escrows") to provide assistance in the event the Operating Partnerships experience future operating deficits. Any amounts drawn on the Chase Operating Deficit Escrows also bore interest of 6.50%. Any and all advances provided by Chase were secured by the second mortgage (Note 5).

                               DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



6.    NOTE PAYABLE (CONTINUED)

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

      Total advances provided by the Limited Partner as of December 31, 1996 amount to $317,713 and accrued interest of approximately $94,000 and $73,000 as of December 31, 1996 and 1995, respectively. This note is secured by the personal guarantees of certain principals of DVC to the extent such amounts were advanced before February 1, 1994.


7.    COMMITMENTS AND CONTINGENCIES

      Litigation

      A complaint, through the Equal Employment Opportunity Commission, has been filed by a former employee claiming sexual harassment by a Partnership employee. Management cannot measure the potential liability, if any, at this time.

      The Operating Partnerships had been named as a third party defendant in a lawsuit between The Dixon Venture, the party who sold the Premises to the Operating Partnerships and the former owner, Joseph Dixon Crucible Company for indemnification for cost clean-up under the comprehensive Environmental Responses Compensation and Liability Act of 1980. The Operating General Partner believes that the Operating Partnerships have no liability or no liability that is not adequately covered by an indemnification from The Dixon Venture.