Form 10-Q
period 1997-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1997-07-14
CIK 827830

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC
                            _________________________

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1997


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to filing requirements for the past 90 days.


Yes     X       No

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information

Table of Contents

Item 1.  Financial Statements                                              Page

         Balance Sheets as of May 31, 1997
            (Unaudited) and February 28, 1997                               3

         Statements of Operations for the three
            months ended May 31, 1997 and 1996 (Unaudited)                  4

         Statements of Cash Flows for the three months
            ended May 31, 1997 and 1996 (Unaudited)                         5

         Notes to Financial Statements as of May
            31, 1997 (Unaudited)                                            6

Item 2.  Management's Discussion and Analysis of Financial
         and Results of Operations                                          9








                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS





                                        May 31, 1997
                                         (Unaudited)          February 28, 1997

ASSETS
Cash and cash equivalents                    638,357               $    629,975

Investment in operating partnerships       1,946,084                  2,059,757

Note receivable                              317,713                    317,713

Accrued interest receivable                  103,599                     98,436

                                         $ 3,005,753                $ 3,105,881


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                    $      12,125              $      10,000
  Due to related parties                     142,951                    139,201

                                             155,076                    149,201


Partners' Equity (Deficit)

  Limited partners                         2,988,479                  3,093,422
  General partner                           (137,802)                  (136,742)

                                           2,850,677                  2,956,680

                                         $ 3,005,753                $ 3,105,881










                       See notes to financial statements.

                                        3


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                   (Unaudited)




                                                1997                      1996
REVENUE

  Interest                                $     13,617             $     11,420

EXPENSES

  Operating                                      5,947                    6,545

Income from operations                           7,670                    4,875

Equity in loss of operating partnerships      (113,673)                (154,131)

NET LOSS                                   $  (106,003)             $  (149,256)


NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST
  (800 units of limited partnership
   interest)                              $    (131.18)            $    (184.70)






















                       See notes to financial statements.

                                        4


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                   (Unaudited)




                                                        1997               1996
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                        $   (106,003)   $   (149,256)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Equity in loss of operating partnerships         113,673         154,131
       Increase in accrued interest receivable           (5,163)         (5,278)
    Increase in other liabilities                         2,125
       Increase in due to related parties                 3,750           3,750

          Net cash provided by operating
          activities                                      8,382           3,347

Net increase in cash and cash equivalents                 8,382           3,347

Cash and cash equivalents at beginning of period        629,975         615,815

Cash and cash equivalents at end of period        $     638,357   $     619,162























                       See notes to financial statements.

                                        5



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (Unaudited)





     1.   The accompanying  unaudited financial statements have been prepared in accordance with generally accepted  accounting  principles for interim financial  information.  They  do  not  include  all  information  and footnotes  required by generally  accepted  accounting  principles for complete financial statements.  The results of operations are impacted
          significantly   by  the  results  of   operations   of  the  Operating
          Partnerships,  which are provided on an unaudited basis during interim
          periods.   Accordingly,  the  accompanying  financial  statements  are dependent on such unaudited information. In the opinion of the General
          Partner, the financial statements include all adjustments necessary to reflect  fairly the  results of the  interim  periods  presented.  All adjustments are of a normal recurring  nature.  No significant  events have  occurred  subsequent  to  February  28,  1997  and  no  material contingencies exist which would require additional  disclosures in the report under Regulation S-X, Rule 10-01 paragragh A-5.

         The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.      The investment in Operating Partnerships as of May 31, 1997 and February
        28, 1997 is as follows:

        Amount paid to investee through
         February 28, 1997                                        $  16,388,000

        Accumulated cash distributions fro
         Operating Partnerships
         through February 28, 1997                                   (3,180,441)

        Equity in accumulated loss of
         Operating Partnerships
         through February 28, 1997                                  (11,147,802)

        Balance, February 28, 1997                                    2,059,757

        Equity in loss of Operating Partnerships
         March 1, 1997 to May 31, 1997                                 (113,673)

        Balance, May 31, 1997                                    $    1,946,084















                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 1997
                                   (Unaudited)


Note 2 - Continued

        The combined balance sheets of the Operating Partnerships as of March
        31, 1997 and December 31, 1996 are as follows:

                                             March 31, 1997
                                              (Unaudited)      December 31, 1996
        ASSETS

        Land                                  $   1,150,473       $   1,150,473
        Buildings and equipment(net of
        accumulated depreciation
         of $10,200,891 and 9,869,372)           42,408,325          42,739,754
        Cash and cash equivalents                   681,060             563,084
        Tenant accounts receivable                   31,618
        Deferred costs                              569,905             580,814
        Mortgage escrow deposits                    910,565             902,221
        Tenant security deposits                    630,000             630,000
        Other assets                                 61,087               1,935

                                               $ 46,443,033        $ 46,568,281

        LIABILITIES AND PARTNERS EQUITY

        Liabilities

        Mortgages payable                      $ 26,957,073        $ 27,015,128
        Notes payable                               317,713             317,713
        Accounts payable and accrued expenses       176,743             118,418
        Accrued interest                            235,451             230,288
        Tenants' security deposits payable          630,000             630,000
        Due to general partner and affiliates     1,695,224           1,660,566

                                                 30,012,204          29,972,113

        Partners' equity

         Wilder Richman Historic
          Properties II, L.P.                     1,946,084           2,059,757
         General partner                         14,484,745          14,536,411

                                                 16,430,829          16,596,168

                                              $  46,443,033        $ 46,568,281



                                        7

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 1997
                                   (Unaudited)


Note 2 - Continued

       The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 1997 and 1996 are as follows:


                                                        1997              1996
        REVENUE

         Rent                                      $ 1,433,847      $ 1,349,157


                                                     1,433,847        1,349,157
        EXPENSES

       Administrative                                 151,934           137,231
        Operating                                     593,924           513,899
       Management fees                                 42,859            40,475
        Interest                                      468,044           470,815
       Depreciation and amortization                  342,425           342,425

                                                    1,559,186         1,504,845

        NET LOSS                                   $ (165,339)      $  (155,688)


        NET LOSS ALLOCATED TO

        Wilder Richman Historic
         Properties II, L.P.                      $  (113,673)      $  (154,131)
        General partner                               (51,666)           (1,557)

                                                  $  (165,339)      $  (155,688)




     3.   Additional  information,  including  the  audited  February  28,  1997
          Financial  Statements  and  the  Summary  of  Significant   Accounting
          Policies,  is included in the Partnership's Annual Report on Form 10-K for  the  fiscal  year  ended  February  28,  1997 on  file  with  the
          Securities and Exchange Commission.







                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

          As of May 31, 1997, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1997, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the three months ended March 31, 1997. Cash and cash equivalents of the Partnership includes approximately $582,000 which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to continue to hold such funds. The Partnership's advance to the Operating Partnerships in the amount of $317,713 in connection with the refinancing of the mortgages remains outstanding. For the three months ended May 31, 1997, the Partnership accrued interest of $5,163 on such advance and has accrued aggregate interest on such advance of $103,599 as of May 31, 1997. Because of the outstanding advance, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of
          (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. Although recent rental market conditions have been strong, management has been accumulating reserves to protect against potential adverse changes in market conditions and unanticipated expenses. Accordingly, the
          Partnership does not anticipate making significant cash flow distributions in the near future and cannot determine the extent of cash flow distributions over the long term. In addition to its cash balances, the Operating Partnerships balance in the replacement reserve account, which is controlled by the lender to be used for certain repairs or capital improvements, was approximately $610,000 as of March 31, 1997. The Operating Partnerships are required to deposit $16,667 per month into the replacement reserve through June 1997 and $5,400 per month thereafter.

          As of March 31, 1997, the Operating Partnerships liquidity is improved compared to December 31, 1996, with cash and cash equivalents having increased by approximately $118,000 and the replacement reserve having increased by approximately $52,000. However, accounts payable and accrued expenses increased by approximately $58,000 and due to general partner and affiliates increased by approximately $35,000 due to the accrual of management fees and investor service fees.

          The Partnership's operating results are dependent upon the operating results of the Operating Partnership and are significantly impacted \
          by the Operating   Partnerships'   policies.  The  Partnership
          accounts for its investment in the Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnerships share of the Operating Partnerships results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Operatin Partnership. Any equity in loss in excess of the Partnership's investment balance in an Operating Partnership is allocated to other partners' capital in any Operating Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as the Partnership's investment balances in the respective Operating Partnerships become zero. However, the combined statements of operations of the Operating Partnerships reflected in Note 2 to the Partnership's financial statements include the operating results of all Operating Partnerships, regardless of the Partnership's investment balances.

          For the three months ended May 31, 1997, the statement of operations of the Partnership reflects a net loss of $106,003, which includes equity in loss of Operating Partnerships of $113,673. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the three months ended May 31, 1997 was approximately $50,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the three months ended March 31, 1997 of $165,399, inclusive of depreciation and amortization of $342,425. However, the

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

         Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately
         $108,000 during the three  months  ended  March  31,  1997,   which
         includes   principal amortization  under the mortgages  (approximately
         $58,000) and deposits to required escrows (approximately $52,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $37,000) and accrued interest to the Partnership (approximately $5,000). The Operating Partnerships did not utilize any replacement reserves during the three months ended March 31, 1997.

         For the three months ended May 31, 1996, the statement of operations of the Partnership reflects a net loss of $149,256, which includes equity in loss of Operating Partnerships of $154,131. The Operating Partnerships reported a net loss during the three months ended March 31, 1996 of $155,688, inclusive of depreciation and amortization of $342,425. However, the Operating Partnerships generated cash flow for the three months ended March 31, 1996 of
         approximately   $128,000,   which   includes   principal amortization
         under the mortgages (approximately $54,000) and deposits to required escrows (approximately $44,000), and excludes accrued fees to
         affiliates  of  the  Operating   General  Partner  and  the  General
         Partner (approximately $34,000) and accrued interest to the Partnership (approximately $5,000). Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates and economize operating expenses. Recently, there has been new construction of luxury multi-family housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the three months ended March 31, 1997 and 1996 was 98% and 96%, respectively. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                           Part II - Other Information



Item 1.    Legal Proceedings.

           As of May 31, 1997, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

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

           A former employee of the Operating Partnerships filed a complaint through the Equal Employment Opportunity Commission claiming sexual harassment. The Operating General Partner cannot measure the potential liability, if any, at this time.

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

                                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                    By: Wilder Richman Historic Corporation
                                    General Partner


Dated:  July 11, 1997               /s/ Richard Paul Richman
                                    Richard Paul Richman
                                    President and Chief Executive Officer