Form 10-Q
period 1997-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1997-10-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1997


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

                        Part I - Financial Information

Table of Contents

Item 1.     Financial Statements                                          Page

       Balance Sheets as of August 31, 1997 (Unaudited) and February
           28, 1997
                                                                           3
       Statements of Operations for the three and six month periods
         ended August 31, 1997 and 1996 (Unaudited)                        4

       Statements of Cash Flows for the six months
         ended May 31, 1997 and 1996 (Unaudited)                           5

       Notes to Financial Statements as of August 31, 1997 (Unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           9






                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                BALANCE SHEETS





                                         August 31, 1997
                                             (Unaudited)    February 28, 1997

ASSETS
Cash and cash equivalents                   $    634,788       $    629,975

Investment in operating partnerships           1,910,403          2,059,757

Note receivable                                  317,713            317,713

Accrued interest receivable                      108,877             98,436
                                          --------------     --------------

                                             $ 2,971,781        $ 3,105,881
                                             ===========        ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                       $        7,125    $      10,000
  Due to related parties                         146,701          139,201
                                           -------------       -----------

                                                 153,826           149,201
                                           -------------       -----------


Partners' equity (deficit)

  Limited partners                             2,956,084         3,093,422
  General partner                               (138,129)         (136,742)
                                           -------------      ------------

                                               2,817,955         2,956,680

                                             $ 2,971,781       $ 3,105,881
                                             ===========       ===========











                       See notes to financial statements.
                                        3



                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                      Three Months  Six Months     Three Months   Six Months
                          Ended        Ended           Ended         Ended
                       August 31,    August 31,     August 31,    August 31,
                           1997         1997           1996          1996
REVENUES

  Interest         $      13,938   $   27,55      $  13,123      $   24,543

EXPENSES

  Operating               10,979      16,926         14,543          21,088
                     ------------  ---------   ------------     -----------


Income (loss) from
  operations               2,959      10,629         (1,420)          3,455

Equity in loss of
   operating
   partnerships          (35,681)   (149,354)      (294,327)       (448,458)
                  ----------------- ---------------- ------------- ------------

NET LOSS           $     (32,722)$  (138,725)    $ (295,747)      $ (445,003)
                   ================ =============== ============ =============

NET LOSS PER UNIT OF
  LIMITED PARTNERSHIP
  INTEREST         $      (40.49)   $  (171.67)$    (365.99)      $  (550.69)
                   ================= ================= =====================

























                       See notes to financial statements.
                                        4


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                 (Unaudited)




                                                 1997               1996
                                          -----------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                      $   (138,725)  $   (445,003)

Adjustments to reconcile net loss to
 net cash provided by operating activities
   Equity in loss of operating partnerships        149,354        448,458
   Increase in accrued interest receivable         (10,441)       (10,555)
   Decrease in other liabilities                    (2,875)
   Increase in due to related parties                7,500          7,500
                                          ----------------  ---------------

Net cash provided by operating activities            4,813            400
                                          ----------------  ----------------

Net increase in cash and cash equivalents            4,813            400

Cash and cash equivalents at beginning of period   629,975        615,815
                                                  --------------  ---------

Cash and cash equivalents at end of period      $  634,788  $     616,215
                                             =============  =============
























                       See notes to financial statements.
                                        5


                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                   AUGUST 31, 1997
                                     (Unaudited)





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

      The results of operations for the six months ended August 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.    The  investment  in  Operating  Partnerships  as of August 31,  1997 and
      February 28, 1997 is as follows:

      Amount paid to investee through February 28, 1997         $  16,388,000

      Accumulated cash distributions from Operating Partnerships
       through February 28, 1997                                   (3,180,441)

      Equity in accumulated loss of Operating Partnerships
       through February 28, 1997                                  (11,147,802)

      Balance, February 28, 1997                                   2,059,757

      Equity in loss of Operating Partnerships March 1, 1997
       to August 31, 1997                                           (149,354)

      Balance, August 31, 1997                               $     1,910,403
                                                             ===============





                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                               AUGUST 31, 1997
                                 (Unaudited)


2.    Continued

      The combined balance sheets of the Operating Partnerships as of June 30, 1997 and December 31, 1996 are as follows:

                                               June 30, 1997
                                                (Unaudited)    December 31, 1996
      ASSETS

      Land                                   $   1,150,473    $   1,150,473
      Buildings and equipment (net of accumulated depreciation
        of $10,532,408 and 9,869,372)           42,076,718       42,739,754
      Cash and cash equivalents                    779,880          563,084
      Tenant accounts receivable                    13,921
      Deferred costs                               558,997          580,814
      Mortgage escrow deposits                     964,420          902,221
      Tenant security deposits                     630,000          630,000
      Other assets                                  58,448            1,935
                                               -----------            -----


                                              $ 46,232,857     $ 46,568,281
                                              ============     ============

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                     $ 26,898,035     $ 27,015,128
        Notes payable                              317,713          317,713
        Accounts payable and accrued expenses       26,231          118,418
        Accrued interest                           240,728          230,288
        Tenant security deposits payable           630,000          630,000
        Due to general partner and affiliates    1,741,222        1,660,566

                                                29,853,929       29,972,113

      Partners' equity

        Wilder Richman Historic Properties
          II, L.P.                               1,910,403        2,059,757
        General partner                         14,468,525       14,536,411
                                            --------------   --------------

                                                16,378,928       16,596,168

                                             $  46,232,857     $ 46,568,281
                                             =============     ============




                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                               AUGUST 31, 1997
                                 (Unaudited)


2.    (Continued)

      The unaudited statements of operations of the Operating Partnerships for the six months ended June 30, 1997 and 1996 are as follows:


                                                    1997               1996
                                             -----------------  -----------
      REVENUE

      Rent                                   $ 2,890,855          $ 2,716,588
                                             -----------          -----------

                                               2,890,855            2,716,588
                                            ------------         ------------

      EXPENSES

      Administrative                             302,310              313,634
      Operating                                1,099,305            1,144,576
      Management fees                                     86,411       80,857
      Interest                                   935,218              967,474
      Depreciation and amortization              648,852              663,035
                                           -------------        -------------

                                               3,108,096            3,169,576
                                            ------------         ------------

      NET LOSS                                $  (217,241)        $  (452,988)
                                              ===========         ===========


      NET LOSS ALLOCATED TO

      Wilder Richman Historic Properties
          II, L.P.                            $  (149,354)        $  (448,458)
      General Partner                             (67,887)             (4,530)
                                            -------------      --------------

                                              $  (217,241)        $  (452,988)
                                              ===========         ===========




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



                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      As of August 31, 1997, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1997, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the six months ended August 31, 1997. Cash and cash equivalents of the Partnership includes approximately $582,000 which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to continue to hold such funds. The Partnership's advance to the Operating Partnerships in the amount of $317,713 in connection with the refinancing of the mortgages remains outstanding. For the six months ended August 31, 1997, the Partnership accrued interest of $10,441 on such advance and has accrued aggregate interest on such advance of $108,877 as of August 31, 1997.

      Because of the outstanding advance, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. Although recent rental market conditions have been strong, management has been accumulating reserves to protect against potential adverse changes in market conditions and unanticipated expenses. Accordingly, the Partnership does not anticipate making significant cash flow distributions in the near future and cannot determine the extent of cash flow distributions over the long term. In addition to its cash balances, the Operating Partnerships' balance in the replacement reserve account, which is controlled by the lender to be used for certain repairs or capital improvements, was approximately $647,000 as of June 30, 1997. The Operating Partnerships are required to deposit $16,667 per month into the replacement reserve through June 1997 and $5,400 per month thereafter.

      As of June 30, 1997, the Operating Partnerships' liquidity is improved compared to December 31, 1996, with cash and cash equivalents having increased by approximately $217,000 and the replacement reserve having increased by approximately $100,000 while accounts payable and accrued expenses have decreased by approximately $92,000. However, due to general partner and affiliates increased by approximately $81,000 due to the accrual of management fees and investor service fees.

      The Partnership's operating results are dependent upon the operating results of the Operating Partnership and are significantly impacted by the Operating Partnerships' policies. The Partnership accounts for its investment in the Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Operating Partnership. Any equity in loss in excess of the Partnership's investment balance in an Operating Partnership is allocated to other partners' capital in any Operating Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as the Partnership's investment balances in the respective Operating Partnerships become zero. However, the combined statements of operations of the Operating Partnerships reflected in Note 2 to the Partnership's financial statements include the operating results of all Operating Partnerships, regardless of the Partnership's investment balances.

      For the six months ended August 31, 1997, the statement of operations of the Partnership reflects a net loss of $138,725, which includes equity in loss of Operating Partnerships of $149,354. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the six months ended August 31, 1997 was approximately $66,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the six months ended June 30, 1997 of $217,241, inclusive of depreciation and amortization of $648,852. However, the operating Partnerships generated cash flow after required debt service

                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

      payments and required replacement reserve deposits of approximately $331,000 during the six months ended June 30, 1997, which includes principal amortization under the mortgages (approximately $117,000) and deposits to required escrows (approximately $104,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $74,000) and accrued interest to the Partnership (approximately $10,000). The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 1997.

      For the six months ended August 31, 1996, the statement of operations of the Partnership reflects a net loss of $445,003, which includes equity in loss of Operating Partnerships of $448,458. The Operating Partnerships reported a net loss during the six months ended June 30, 1996 of $452,988, inclusive of depreciation and amortization of $663,035. However, the Operating Partnerships generated cash flow for the six months ended June 30, 1996 of approximately $121,000, which includes principal amortization under the mortgages (approximately $109,000) and deposits to required escrows (approximately $85,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $73,000) and accrued interest to the Partnership (approximately $10,000).

      Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates and economize operating expenses. Recently, there has been new construction of luxury multi-family housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the six months ended June 30, 1997 and 1996 was approximately 98% and 98%, respectively. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          Part II - Other Information



Item 1.  Legal Proceedings.

         As of August 31, 1997, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

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

                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By:      Wilder Richman Historic Corporation
                                    General Partner


Dated:  October 15, 1997            /s/         Richard          Paul
                                    ---------------------------------
Richman
                                    Richard Paul Richman
                                    President and Chief Executive
                                    Officer