Form 10-Q
period 1997-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1998-01-14
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1997


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

                        Part I - Financial Information

Table of Contents

Item 1.     Financial Statements                                        Page

            Balance Sheets as of November 30, 1997 (Unaudited)
              and February 28, 1997                                       3
            Statements of Operations for the three and nine
              month periods ended November 30, 1997 and 1996 (Unaudited)  4

            Statements of Cash Flows for the nine months ended November
              30, 1997 and 1996 (Unaudited)                               5

             Notes to Financial Statements as of November 30, 1997
              (Unaudited)                                                 6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9




                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                BALANCE SHEETS





                                          November 30, 1997
                                             (Unaudited)     February 28, 1997

ASSETS
Cash and cash equivalents                   $    642,255      $    629,975

Investment in operating partnerships           1,861,249         2,059,757

Note receivable                                  317,713           317,713

Accrued interest receivable                      114,097            98,436
                                          --------------     --------------

                                             $ 2,935,314       $ 3,105,881
                                             ===========       ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                       $        7,125    $      10,000
  Due to related parties                         150,451          139,201
                                           -------------      -----------

                                                 157,576           149,201
                                           -------------       -----------


Partners' equity (deficit)

  Limited partners                             2,916,270          3,093,422
  General partner                               (138,532)          (136,742)
                                           -------------        ------------

                                               2,777,738         2,956,680

                                             $ 2,935,314       $ 3,105,881
                                             ===========       ===========











                      See notes to financial statements.



                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                     Three Months     Nine Months   Three Months   Nine Months
                        Ended            Ended         Ended          Ended
                     November 30,     November 30,  November 30,   November 30,
                       1997              1997          1996           1996
                     ------------   -------------   -----------  ------------

REVENUES

  Interest           $   13,842       $  41,397    $   10,451     $   34,994

EXPENSES

  Operating             4,905          21,831          4,528          25,616
                     -----------   -------------    ----------       -------


Income from operations  8,937         19,566           5,923           9,378

Equity in loss of operating
    partnerships      (49,154)      (198,508)       (152,547)       (601,005)
                ----------------- ---------------- ------------- --------------

NET LOSS         $    (40,217)  $   (178,942)   $   (146,624)  $    (591,627)
                   ================ =============== ============ =============


NET LOSS PER UNIT OF
  LIMITED PARTNERSHIP
  INTEREST         $   (49.77)$      (221.44)$      (181.45)   $     (732.14)
                 ==============  ============    ===========    ============























                      See notes to financial statements.



                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                 (Unaudited)




                                                 1997               1996
                                          -----------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                      $   (178,942)  $   (591,627)

Adjustments to reconcile net loss to
 net cash provided by operating activities
   Equity in loss of operating partnerships        198,508         601,005
   Increase in accrued interest receivable         (15,661)        (15,775)
   Decrease in other liabilities                    (2,875)
   Increase in due to related parties               11,250          11,250
                                           ---------------  --------------

Net cash provided by operating activities           12,280           4,853
                                           ---------------  ---------------

Net increase in cash and cash equivalents           12,280          4,853

Cash and cash equivalents at beginning of period   629,975        615,815
                                           --------------  --------------

Cash and cash equivalents at end of period   $     642,255  $     620,668
                                             =============  =============
























                      See notes to financial statements.


                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                  NOVEMBER 30, 1997
                                     (Unaudited)





1.     The accompanying  unaudited financial  statements have been prepared in accordance  with generally  accepted  accounting  principles for interim
      financial   information.   They  do  not  include  all  information  and
      footnotes  required by  generally  accepted  accounting  principles  for complete  financial  statements.  The results of operations are impacted
      significantly   by  the   results  of   operations   of  the   Operating
      Partnerships,  which are provided on an unaudited  basis during  interim
      periods.   Accordingly,   the  accompanying   financial  statements  are
      dependent on such unaudited  information.  In the opinion of the General
      Partner, the financial  statements include all adjustments  necessary to reflect  fairly  the  results  of the  interim  periods  presented.  All adjustments  are of a normal  recurring  nature.  No significant  events
      have   occurred   subsequent  to  February  28,  1997  and  no  material
      contingencies  exist which would require  additional  disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

      The results of operations for the nine months ended November 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.    The  investment  in  Operating  Partnerships  as of November  30, 1997 and
      February 28, 1997 is as follows:

      Amount paid to investee through February 28, 1997         $  16,388,000

      Accumulated cash distributions received from Operating
          Partnerships through February 28, 1997                   (3,180,441)

      Equity in accumulated loss of Operating Partnerships
         through February 28, 1997                                (11,147,802)

      Balance, February 28, 1997                                    2,059,757

      Equity in loss of Operating Partnerships for the nine months
         ended November 30, 1997                                     (198,508)

      Balance, November 30, 1997                               $    1,861,249
                                                               ==============





                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                              NOVEMBER 30, 1997
                                 (Unaudited)


2.    (Continued)

      The combined balance sheets of the Operating  Partnerships as of September
      30, 1997 and December 31, 1996 are as follows:

                                        September 30, 1997
                                           (Unaudited)       December 31, 1996
      ASSETS

      Land                                  $   1,150,473    $   1,150,473
      Buildings and equipment (net of
        accumulated depreciation of
        $10,863,926 and 9,869,372)             41,745,200       42,739,754
      Cash and cash equivalents                 1,033,898          563,084
      Tenant accounts receivable                   59,911
      Deferred costs                              548,088          580,814
      Mortgage escrow deposits                  1,015,323          902,221
      Tenant security deposits                    630,000          630,000
      Other assets                                 26,542            1,935
                                                 --------          -------


                                             $ 46,209,435     $ 46,568,281
                                             ============     ============

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                    $ 26,837,996     $ 27,015,128
        Notes payable                             317,713          317,713
        Accounts payable and accrued expenses      82,471          118,418
        Accrued interest                          245,949          230,288
        Tenant security deposits payable          630,000          630,000
        Due to general partner and affiliates   1,787,876        1,660,566

                                               29,902,005       29,972,113

      Partners' equity

        Wilder Richman Historic Properties
          II, L.P.                              1,861,249        2,059,757
        General partner                        14,446,181       14,536,411
                                            --------------  --------------

                                               16,307,430       16,596,168

                                            $  46,209,435     $ 46,568,281
                                            =============     ============




                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                              NOVEMBER 30, 1997
                                 (Unaudited)


2.    (Continued)

      The unaudited statements of operations of the Operating Partnerships for the nine months ended September 30, 1997 and 1996 are as follows:


                                                    1997               1996
                                             -----------------  -----------
      REVENUE

      Rent                                   $ 4,370,722          $ 4,109,651
                                             -----------          -----------

                                               4,370,722            4,109,651
                                            ------------         ------------

      EXPENSES

      Administrative                             463,496              485,522
      Operating                                1,636,732            1,664,699
      Management fees                            130,618              123,236
      Interest                                 1,401,335            1,415,991
      Depreciation and amortization            1,027,279            1,027,279
                                            ------------         ------------

                                               4,659,460            4,716,727
                                            ------------         ------------

      NET LOSS                               $  (288,738)        $  (607,076)
                                              ===========         ===========


      NET LOSS ALLOCATED TO

      Wilder Richman Historic Properties
        II, L.P.                              $  (198,508)        $  (601,005)
      General Partner                             (90,230)             (6,071)
                                            -------------      --------------

                                              $  (288,738)        $  (607,076)
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


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      As of November 30, 1997, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1997, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the nine months ended November 30, 1997. Cash and cash equivalents of the Partnership includes approximately $582,000 which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to continue to hold such funds. The Partnership's advance to the Operating Partnerships in the amount of $317,713 in connection with the refinancing of the mortgages remains outstanding. For the nine months ended November 30, 1997, the Partnership accrued interest of $15,661 on such advance and has accrued aggregate interest on such advance of $114,097 as of November 30, 1997.

      Because of the outstanding advance, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. Although recent rental market conditions have been strong, management has been accumulating reserves to protect against potential adverse changes in market conditions and unanticipated expenses. Accordingly, the Partnership does not anticipate making significant cash flow distributions in the near future and cannot determine the extent of cash flow distributions over the long term. In addition to its cash balances, the Operating Partnerships' balance in the replacement reserve account, which is controlled by the lender to be used for certain repairs or capital improvements, was approximately $673,000 as of September 30, 1997. For 1997, the Operating Partnerships are required to deposit $16,667 per month into the replacement reserve through June 1997 and $5,400 per month thereafter.

      As of September 30, 1997, the Operating Partnerships' liquidity is improved compared to December 31, 1996, with cash and cash equivalents having increased by approximately $471,000 and the replacement reserve having increased by approximately $121,000 while accounts payable and accrued expenses have decreased by approximately $36,000. However, due to general partner and affiliates increased by approximately $127,000 due to the accrual of management fees and investor service fees.

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

      For the nine months ended November 30, 1997, the statement of operations of the Partnership reflects a net loss of $178,942, which includes equity in loss of Operating Partnerships of $198,508. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the nine months ended November 30, 1997 was approximately $88,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the nine months ended September 30, 1997 of $288,738, inclusive of depreciation and

                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

      amortization of $1,027,279. However, the operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $568,000 during the nine months ended September 30, 1997, which includes principal amortization under the mortgages (approximately $177,000) and deposits to required escrows (approximately $121,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $112,000) and accrued interest to the Partnership (approximately $15,000). The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 1997.

      For the nine months ended November 30, 1996, the statement of operations of the Partnership reflects a net loss of $591,627, which includes equity in loss of Operating Partnerships of $601,005. The Operating Partnerships reported a net loss during the nine months ended September 30, 1996 of $607,076, inclusive of depreciation and amortization of $663,035. However, the Operating Partnerships generated cash flow for the nine months ended September 30, 1996 of approximately $240,000, which includes principal amortization under the mortgages (approximately $165,000) and deposits to required escrows (approximately $135,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $104,000) and accrued interest to the Partnership (approximately $15,000).

      Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates and economize operating expenses. Recently, there has been new construction of luxury multi-family housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the nine months ended September 30, 1997 and 1996 was approximately 98% and 98%, respectively. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          Part II - Other Information



Item 1.  Legal Proceedings.

         As of November 30, 1997, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

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

A former employee of the Operating Partnerships filed a complaint through the Equal Employment Opportunity Commission ("EEOC") claiming sexual harassment. The Operating General Partner has reported that such claim was dismissed by the EEOC.

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

                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By:Wilder Richman Historic Corporation
                                    General Partner


Dated:  January 14, 1998            /s/ Richard Paul Richman
                                    ---------------------------------

                                    Richard Paul Richman
                                    President and Chief Executive
                                    Officer