Form 10-K
period 1998-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1998-05-29
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]For the Fiscal Year Ended
      February 28, 1998

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

 0-17793(Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                        13-3481443
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
organization)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                      06830
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code:     (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

            None
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

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

Documents incorporated by reference:

The Prospectus of the Registrant, dated May 13, 1988 and filed pursuant to Rule 424(b)(iii) under the Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

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

     Working Capital Reserves

     As of February 28, 1998, Registrant had working capital reserves of approximately $649,000 inclusive of funds previously restricted for the purpose of providing operating deficit loans to the Operating Partnerships (in order to avoid default under their mortgages pursuant to their modified mortgage documents) which were substantially invested in interest-bearing deposits. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition

     Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "RISK FACTORS" at pages 37 - 57 of the Prospectus.

     Compliance with Environmental Protection Provisions

     In connection with the environmental cleanup responsibilities pertaining to the Complex, the Operating General Partner submitted a declaration to the State of New Jersey Department of Environmental Protection ("NJDEP") stating that there remains no hazardous substances and wastes on the site. In August 1989, the Operating General Partner received notification from NJDEP that the environmental testing was complete and the Complex was in compliance with NJDEP requirements. All costs incurred in connection with the review conducted by NJDEP were borne by The Dixon Venture, an affiliate of the Operating General Partner. Information regarding such environmental matters is set forth under the heading "DESCRIPTION OF THE COMPLEX - ENVIRONMENTAL MATTERS" at pages 87 - 92 of the Prospectus, which is incorporated herein by reference.



     Employees of Registrant

     Registrant employs no personnel and incurs no payroll costs. An affiliate of the General Partner employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also perform similar services for other affiliates of the General Partner.

     Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus
     Budget  Reconciliation  Act of 1990,  Tax  Extension  Act of 1991,  Omnibus
     Budget Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act of 1997 (collectively the "Tax Acts")

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

     The Complex is located on a 4-acre site in Jersey City, New Jersey. In addition, one new five-story building, approximately 20 feet by 50 feet, was built on the site. The Complex is located in the Dixon Crucible Redevelopment Area, an area so designated pursuant to a redevelopment plan adopted in September 1983 by ordinance of the City of Jersey City. The actual development entails three Phases with each Phase owned by a separate New Jersey limited partnership, respectively Dixon Mill I, Dixon Mill II and Dixon Mill III. Phase I consists of seven industrial buildings which have been rehabilitated to provide 134 D.U.'s, 55 underground and 77 surface parking spaces and approximately 1,550 square feet of commercial space. Phase II consists of 11 industrial buildings which have been rehabilitated to provide 191 D.U.'s and 62 underground and 124 surface parking spaces. Phase III consists of four industrial buildings which have been rehabilitated to provide 108 D.U.'s, 35 underground and 73 surface parking spaces and approximately 2,230 square feet of commercial space.

     The Complex features gardens, elevated walkways and brick paved walkways. The Complex also has its own electronic security system and a free shuttle service to the Grove Street PATH station is being provided. In addition, the residents of the Complex have access to a private fitness facility. The Complex's commercial space is designated for retail stores and/or professional offices.


As of December 31, 1997 and 1996, the occupancy and rental rates were as follows:

                                    December 31, 1997         December 31, 1996
Occupancy Rate                            99%                        99%
Monthly Rental Rates:
   Studio                             $  578 - $   935         $ 512 - $   895
   One-Bedroom                        $   666 - $ 1450         $  525 - $1,437

   Two-Bedroom                        $   808 - $1,695         $  600 - $1,595

   Three-Bedroom                      $ 1,695 - $2,195         $1,489 - $2,095


The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3.         Legal Proceedings

  As of February 28, 1998, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

  A complaint has been filed in Federal Court by a former employee of the Operating Partnerships claiming sexual harassment. The Operating General Partner cannot measure the potential liability, if any, at this time.

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

  b)  Holders

  As of February 28, 1998, there were approximately 766 record holders of Units holding an aggregate of 800 Units in the Partnership.

  c)  Distributions

  The Agreement of Limited Partnership of the Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions. As a result of the mortgage modification on June 11, 1992, certain cash flow restrictions have been placed on the Operating
Partnerships.  See Item 7  "Management's  Discussion  and  Analysis of Financial
Condition  and  Results  of  Operations"  and Notes 3 and 5 to the  Dixon  Mills
Financial Statements included herein.

Item 6.     Selected Financial Data

                                                Year End
                        February   February   February    February   February
                        28, 1998    28, 1997  29, 1996    28, 1995   28, 1994
Total revenues
  (Interest income)     $55,276   $ 50,994   $ 43,259    $ 30,858     $ 33,142


Equity in loss of
  investment in
  Operating
  Partnerships        $(358,875) $(799,980) $(745,393)* $(873,701) $(1,372,573)
Net loss              $(333,793) $(779,882) $(736,763)  $(875,499) $(1,380,924)

Net loss per unit
  of limited
  partnership
  interest            $   (413)  $   (965)  $   (912)   $  (1,083) $    (1,709)
At year end:
  Total assets      $2,787,088 $3,105,881 $3,870,763   $4,592,526   $5,453,025


* This amount is net of an extraordinary gain of $366,499 resulting from the forgiveness of debt of the Operating Partnerships reflected in Registrant's financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     The operating results of the Complex for 1997 were favorable compared to 1996. During 1992, the mortgages of the Operating Partnerships were modified pursuant to agreements among Federal National Mortgage Association ("FNMA" or the "Lender"), Chase Manhattan Bank, N.A. ("Chase") and the Operating General Partner. The Partnership obtained the consent of the limited partners to utilize the proceeds from the final distribution from the guaranteed investment contracts to assist in modifying the mortgages. As a result of the mortgage modification, the interest rate under the mortgages decreased from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. Recently, there has been ongoing new construction of luxury multi-family housing in the vicinity of the Complex. Such housing includes asking rents that are comparable and substantially higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future.

     In connection with the mortgage modification, Chase and the Partnership each advanced $277,500 to the Operating Partnerships to pay for certain costs of the mortgage modification. In addition, in the event of future operating deficits, Chase and the Partnership each provided a letter of credit and cash of approximately $622,500 (the "Operating Deficit Escrows"), for the purpose of providing FNMA the ability to make pro-rata draws for debt service payments and other operating expenses to the extent cash flow of the Operating Partnerships was insufficient to make the required payments under the modified mortgages. The release of the Operating Deficit Escrow was based upon the later of (i) the date on which the Operating Partnerships satisfy the Lender as to the 110% debt service coverage ratio requirements on the mortgages or (ii) January 1, 1996 (to coincide with the expiration of Federal income tax recapture of the rehabilitation credits). During 1995, the Operating General Partner submitted to the Lender the operating statement of the Complex for 1994, reflecting that the 1994 operations satisfied the 110% debt service coverage ratio requirement. Such submission was reviewed by the Lender and was approved in June 1995 and the letters of credit were released by the Lender in January 1996.

     Chase and the Partnership each originally provided advances of $317,713 as of December 31, 1995, with aggregate interest of approximately $126,000 accrued thereon by the Operating Partnerships. However, the Operating General Partner entered into an agreement with Chase on July 5, 1995 whereby Chase agreed to release the Operating Partnerships from substantially all of the outstanding liabilities owed to Chase in connection with outstanding advances and accrued interest thereon (discussed above) in return for the release of its outstanding letter of credit in January 1996. Accordingly, the Operating Partnerships recorded a forgiveness of the outstanding debt and accrued interest as of December 31, 1995 in the aggregate of $370,201 in connection with the Chase note and reflected such forgiveness as an extraordinary gain in the statement of operations for the year then ended. As of February 28, 1998, the Partnership has accrued interest receivable of $119,260 in connection with the advances provided.

     Because of the outstanding advance owed to the Partnership, the Operating Partnerships are subject to restrictions concerning cash flow distributions and the payment of certain fees to affiliates. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. Any such cash flow distributions are subject to repaying the outstanding advance owed to the Partnership plus the interest accrued thereon. Thereafter, cash flow may be distributed pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1997, the cumulative preferred distribution is approximately $9,450,000. Although recent rental market conditions have been strong, management has been building up its cash balance (approximately $1,160,000 as of December 31, 1997) to protect against potential adverse changes in market conditions and unanticipated expenses. Accordingly, the Partnership does not anticipate making significant cash flow distributions in the near future and cannot determine the extent of cash flow distributions over the long term. As of December 31, 1997, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $662,000.

     As of December 31, 1997, the Operating Partnerships' liquidity is improved compared to December 31, 1996, with cash and cash equivalents having increased by approximately $597,000 and the replacement reserve having increased by approximately $144,000. Accounts payable and accrued expenses increased by approximately $19,000 and amounts due to related parties, which balance is approximately $1,840,000 as of December 31, 1997, increased by approximately $180,000 due to the accrual of management fees and investor service fees.

     Cash and cash equivalents of the Partnership as of February 28, 1998 includes approximately $582,000 which was released from the Operating Deficit Escrow. Pursuant to the Partnership Agreement, the released Operating Deficit Escrow of the Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to hold such funds. During the year ended February 28, 1998, the Partnership's investment in Operating Partnerships decreased by $358,875 as a result of the equity in loss of investment in Operating Partnerships.

     The annual investor service fees are payable from the operating results of the Operating Partnerships and from reserves. As of February 28, 1998, due to affiliates includes $140,000 of accrued investor service fees, which includes the Partnership's expense for the last six fiscal periods and $50,000 otherwise payable from the final distribution of the guaranteed investment contracts in January 1992.

  Results of Operations

     The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the policies of the Operating Partnerships. Registrant accounts for its investment in Operating Partnerships in accordance with the equity method of accounting, the investment is carried at cost and is adjusted for Registrant's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Operating Partnership. Any equity in loss in excess of Registrant's investment balance in an Operating Partnership is allocated to other partners' capital in each such Operating Partnership. As a result, the equity in loss of investment in Operating Partnerships is expected to decrease as Registrant's investment balances in the respective Operating Partnerships become zero.

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

     Year Ended February 28, 1998

     During the year ended February 28, 1998, the Partnership earned interest of approximately $55,000 including approximately $21,000 of accrued interest on advances provided to the Operating Partnerships discussed above. During the year ended February 28, 1998, interest earnings increased compared to the previous fiscal period due to the increase in average cash balances. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1997. The operating expenses of the Partnership are not expected to vary significantly in the near future.
Registrant's equity in loss in Operating Partnerships does not include a 99% allocation of the loss reported by the Operating Partnerships due to the nonrecognition of losses in excess of Registrant's investment in Dixon Mills I of approximately $129,000, in accordance with the equity method of accounting.

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1997 in the amount of approximately $493,000, inclusive of depreciation and amortization of approximately $1,360,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $645,000 during 1997, which considers principal amortization under the mortgages (approximately $238,000) and net deposits to required escrows (approximately $132,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $175,000) and accrued interest to the Partnership (approximately $21,000). Occupancy remained consistently high throughout 1997, while management has steadily increased rental rates, resulting in an improvement in operating results compared to 1996.

     The Operating Partnerships did not utilize any replacement reserves during 1997. Although the results of operations have steadily improved, management continues to examine methods to maintain healthy occupancy rates while steadily increasing rental rates and to closely monitor its operating costs. As of December 31, 1997, the occupancy rate was approximately 99%. Although operations have significantly improved since the mortgage modification in June 1992, the future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and the regional economy, and therefore may be subject to significant volatility.

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

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1996 in the amount of approximately $855,000, inclusive of depreciation and amortization of approximately $1,363,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $285,000 during 1996, which considers principal amortization under the mortgages (approximately $223,000) and net deposits to required escrows (approximately $200,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $179,000) and accrued interest to the Partnership (approximately $21,000). Occupancy remained high throughout 1996, resulting in an improvement in operating results compared to 1995. The Operating Partnerships did not utilize any replacement reserves during 1996. As of December 31, 1996, the occupancy rate was approximately 98%.

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

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1995 in the amount of approximately $1,123,000, inclusive of depreciation and amortization of approximately $1,363,000 and exclusive of the extraordinary gain recorded in connection with the forgiveness of the note payable to Chase discussed above. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $63,000 during 1995, which considers principal amortization under the mortgages (approximately $208,000) and net deposits to
required  escrows  (approximately   $154,000)  and  excludes  accrued  fees  to
affiliates of the Operating General Partner and the General Partner (approximately $164,000) and accrued interest to Chase and the Partnership
(approximately $21,000). The occupancy fluctuated during 1995 while operating expenses increased (primarily from increases in real estate taxes and insurance and planned improvements which were not funded from replacement reserves), resulting in a decline in operating results compared to 1994. The Operating Partnerships did not utilize any Operating Deficit Escrows or replacement reserves during 1995. As of December 31, 1995, the occupancy rate was approximately 99%.

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

     The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

  Name               Age     Office

  Richard Paul Richman        50   President and Director

  Robert H. Wilder, Jr.       52   Executive  Vice   President,   Assistant
                                   Secretary, Treasurer and Director.

  Gina S. Scotti              42   Secretary

     Richard Paul Richman, 50 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and sole stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 52 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

     Gina S. Scotti, 42 years old, is Secretary of WRHC. Ms. Scotti, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

Item 11.      Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 1998.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 28, 1998.


Item 13.      Certain Relationships and Related Transactions

     The financial  interests in  Registrant of the General  Partner and Special
Limited  Partner  are  set  forth  under  the  heading   "PROFITS,   LOSSES  and
DISTRIBUTIONS" at pages 117 - 124 of the Prospectus.

     Transactions with Affiliates of Management

     The General Partner and certain of its affiliates are entitled to receive certain compensation, fees and reimbursement of expenses during the offering, operational and termination or refinancing stages of the Partnership.

     Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned management fees of $84,893 in 1997, of which $35,004 was paid.

     Richman Asset Management, LLC., an affiliate of the General Partner, earned compensation in the amount of $60,000 in 1997 for its performance in connection with investor services for the Partnership and the Operating Partnerships, all of which was accrued.

     Indebtedness of Management

     No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 1998 and 1997.

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

            (1) Dixon Mill  Associates  I (Phase  One),  Limited  Partnership
             Amended and Restated Agreement and Certificate of Limited
                  Partnership;**

              (2) Dixon Mill  Associates  II (Phase Two),  Limited  Partnership
                  Amended and Restated Agreement and Certificate of Limited Partnership;** and

              (3) Dixon Mill Associates III (Phase Three),  Limited
                  Partnership Amended and Restated Agreement and Certificate of Limited Partnership;**

       (10C)  Dixon Mill Complex Financing Documents;*

       (10D) Administrative Consent Order with New Jersey Department of EnvironmentalProtection ("NJDEP") and NJDEP Non-Applicability Letter as to Dixon Mill Partnerships;*

       (10E)  Master   Services   Agreement,   dated  June  18,  1986,
              between  VarickConstruction Corp. and IT Corporation;*

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

     b)  Reports on Form 8-K

       None.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of May, 1998.


                                   Wilder Richman Historic Properties II, L.P.

                                      By:   Wilder Richman Historic Corporation,
                                            General Partner


                                      By:  /s/  Richard Paul Richman
                                            Richard Paul Richman
                                            President and Director


                                      By:  /s/  Robert H. Wilder,Jr.
                                            Robert H. Wilder, Jr.
                                            Executive Vice President and
                                            Director

                          WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                                  FINANCIAL STATEMENTS FOR THE

                             YEARS ENDED FEBRUARY 28, 1998 AND 1997
                                     AND FEBRUARY 29, 1996

                                AND INDEPENDENT AUDITORS' REPORT

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

              Years Ended February 28, 1998 and 1997 and February 29, 1996

                        and Independent Auditors' Report





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

  Statements of cash flows                                             F-6

  Notes to financial statements                                     F-7 - F-14

                         INDEPENDENT AUDITORS' REPORT








Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut



We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 28, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years ended February 28, 1998 and 1997 and February 29, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 28, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years ended February 28, 1998 and 1997 and February 29, 1996 in conformity with generally accepted accounting principles.


/s/ Rosenburg, Neuwirth & Kuchner

May 29, 1998
New York, New York





                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                BALANCE SHEETS







                                                    February 29,   February 28,
           A S S E T S                                 1998         1997
           -----------                            --------------   -----------
INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 7)                               $1,700,882    $2,059,757

CASH AND CASH EQUIVALENTS (Note 2)                      649,233       629,975

NOTE RECEIVABLE (Note 3)                                317,713       317,713

ACCRUED INTEREST RECEIVABLE (Note 3)                    119,260        98,436
                                                     ----------    ----------

                                                     $2,787,088    $3,105,881



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Other liabilities                                  $   10,000    $   10,000

  Due to related parties (Note 4)                       154,201       139,201
                                                     ----------    ----------

                                                        164,201       149,201

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

PARTNERS' EQUITY (Notes 2 and 5):

  Limited partners' equity                            2,762,967     3,093,422

  General partner's deficit                            (140,080)     (136,742)
                                                     ----------    ----------

                                                      2,622,887     2,956,680

                                                     $2,787,088    $3,105,881







                        See notes to financial statements



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                             STATEMENTS OF OPERATIONS



                                                        Year ended
                                            February 28,         February 29,
                                          1998       1997           1996
Revenues:

Interest income                         $55,276     $50,994       $  43,259
                                      ---------    --------        --------



Expenses:

    Operating                            30,194      30,896         34,629
                                       --------    --------       --------


         Income from operations          25,082     20,098          8,630

Equity in loss of Operating
 Partnerships before
 extraordinary item                    (358,875)  (799,980)    (1,111,892)
                                      ---------   --------     ----------

Net loss before extraordinary item     (333,793)  (779,882)    (1,103,262)
                                       --------   --------     ----------

Extraordinary item - Equity in
 forgiveness of debt of Operating
 Partnerships (Note 3)                       -          -         366,499
                                       --------  --------        --------

         NET LOSS                   $ (333,793) $(779,882)      $(736,763)
                                    ==========   ========       =========

Net loss attributable to:

    Limited partners                $ (330,455) $(772,083)      $(729,395)

    General partner                     (3,338)    (7,799)         (7,368)
                                    ----------  ----------     ----------

                                    $ (333,793) $(779,882)     $ (736,763)
                                    ==========  ==========     ==========

Net loss per unit of limited
 partnership interest before
 extraordinary item (800 units)          (413)       (965)         (1,365)

Extraordinary item                          -           -             453
                                     ---------     ------        --------

Net loss per unit of limited
 partnership interest                 $  (413)    $   (965)       $   (912)
                                    =========     =========     ==========







                        See notes to financial statements




                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          STATEMENTS OF PARTNERS' EQUITY

           YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996









                                                        Limited      General
                                        Total           partners     partner
Partners' equity (deficit),
  March 1, 1995                    $ 4,473,325       $ 4,594,900   $(121,575)

Net loss, year ended
  February 29, 1996                  (736,763)          (729,395)     (7,368)
                                   ----------         ----------   -----------



Partners' equity (deficit),
  February 29, 1996                 3,736,562          3,865,505    (128,943)

Net loss, year ended
  February 28, 1997                  (779,882)          (772,083)     (7,799)
                                 ------------         ----------  ----------



Partners' equity (deficit),
  February 28, 1997                 2,956,680          3,093,422    (136,742)

Net loss, year ended
  February 28, 1998                  (333,793)          (330,455)     (3,338)
                                  -----------          ---------    --------

Partners' equity (deficit),
  February 28, 1998                $2,622,887        $ 2,762,967   $(140,080)
                                    =========         ==========  ===========

Limited partnership units
   outstanding at February 28,
   1998 and 1997 and
   February 29, 1996                                        800




















                        See notes to financial statements



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS








                                                         Year ended
                                                    February 28,    February 29,

                                               1998        1997          1996
                                             ----------------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $(333,793) $(779,882)    $(736,763)
                                           ----------   --------    ----------
  Adjustments to reconcile net loss to
   net cash provided
   by operating activities:
     Equity in loss of Operating
       Partnerships                           358,875    799,980       745,393
     Changes in assets and liabilities:
       Decrease in restricted cash                                     582,287
       Increase in accrued interest
         receivable                           (20,824)   (20,938)      (20,938)
       Increase in due to related parties      15,000     15,000        15,000
                                           ----------   --------   -----------


        Total adjustments                    353,051    794,042     1,321,742
                                            ---------  ---------     ---------

        Net cash provided by operating
           activities                          19,258     14,160      584,979
                                            ---------- ----------   ---------


NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 19,258      14,160      584,979

CASH AND CASH EQUIVALENTS, beginning
  of year                                    629,975     615,815       30,836
                                           ---------   ---------  -----------

CASH AND CASH EQUIVALENTS, end of year      $649,233    $629,975    $ 615,815
                                            ========    ========   ==========
















                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996



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

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996


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


3.    INVESTMENTS IN OPERATING PARTNERSHIPS

      The Investments in Operating Partnerships are as follows:

                                  Dixon       Dixon        Dixon
                                  Mill I      Mill II     Mill III     Total
      Balance, March 1, 1995    $547,117    $1,344,711   $1,713,302  $3,605,130

      Equity in loss of
       Operating Partnerships   (269,033)     (365,973)    (110,387)   (745,393)
                                --------      --------   ----------    --------

      Balance, February 29, 1996 278,084       978,738    1,602,915   2,859,737
      Equity in loss of
       Operating Partnerships   (278,084)     (346,227)    (175,669)   (799,980)
                                --------      --------    ---------   ---------

      Balance, February 28,
       1997                           -        632,511    1,427,246   2,059,757

      Equity in loss of
       Operating Partnerships         -       (269,557)     (89,318)   (358,875)
                             ----------       --------    ----------  ---------

      Balance, February 28,
         1998                    $    -      $ 362,954   $1,337,928  $1,700,882
                            ============    ==========   ==========   =========





                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996



3.    INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)


      The combined balance sheets of the Operating Partnerships at December 31, 1997 and 1996 are shown below.

                                                            December 31,
                                                          1997         1996
      Assets:
        Land                                         $  1,150,473  $  1,150,473
        Buildings (net of accumulated depreciation
           of $ 11,164,490 and $9,869,372 in 1997 and
           1996, respectively)                         41,475,474    42,739,754
        Cash and cash equivalents                       1,159,863       563,084
        Deferred costs                                    537,180       580,814
        Mortgage escrow deposits                        1,067,734       902,221
        Tenant security deposits                          669,685       630,000
        Other assets                                       34,043         1,935
                                                   --------------  ------------

             Total assets                             $46,094,452   $46,568,281
                                                      ===========   ===========

      Liabilities:
        Mortgages payable                             $26,776,894   $27,015,128
        Note payable                                      317,713       317,713
        Accounts payable and accrued expenses             137,084       118,418
        Accrued interest payable                          249,734       230,288
        Tenants' security deposits payable                669,685       630,000
        Due to general partner and affiliates           1,840,349     1,660,566
                                                   -------------- -------------

             Total liabilities                         29,991,459    29,972,113
                                                    -------------  ------------

      Partners' equity:
        Wilder Richman Historic Properties II, L.P.     1,700,882     2,059,757
        General partner                                14,402,111    14,536,411

             Total partners' equity                    16,102,993    16,596,168
                                                    -------------  ------------

             Total liabilities and partners' equity    $46,094,452  $46,568,281






                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996



3. INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

   The combined statements of operations of the Operating Partnerships for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                            Year ended
                                                  December 31,
                                                1997        1996          1995
      Revenues:
        Rent                              $ 5,803,104   $5,530,885 $  5,196,552
        Interest                               31,153       14,497       11,419
                                          -----------   ------------ ----------

                                            5,834,257    5,545,382    5,207,971
                                          -----------   ----------   ----------
      Expenses:
        Administrative                        958,904      978,505      972,779
        Operating                           2,005,544    2,041,985    1,978,650
        Management fees                       169,787      168,976      153,281
        Interest                            1,832,950    1,847,737    1,863,047
        Depreciation and amortization       1,360,247    1,363,337    1,363,337
                                          -----------  ------------  ----------
                                            6,327,432    6,400,540    6,331,094
                                          -----------   ----------  ----------

      Loss before extraordinary item         (493,175)    (855,158)  (1,123,123)

      Extraordinary item - forgiveness of debt              -                 -
                                              ---------  ---------  ----------
       370,201

          NET LOSS                        $  (493,175)  $ (855,158)$   (752,922)
                                          ===========   ========== ============

      Loss before extraordinary item
       allocated to Wilder Richman Historic
       Properties II, L.P.                $  (358,875)  $ (799,980) $(1,111,892)

      Extraordinary item                         -            -         366,499
                                          -----------   ----------  -----------

      Net loss allocated to Wilder Richman
       Historic Properties II, L.P.       $  (358,875)  $ (799,980) $  (745,393)
                                          ===========   ==========  ==========

      Loss before extraordinary item
       allocated to Dixon Venture Corp.   $  (134,300)  $  (55,178) $   (11,231)

      Extraordinary item                         -               -        3,702
                                           ----------   ----------- -----------

      Net loss allocated to Dixon
         Venture Corp.                      $(134,300)  $ (55,178)      $(7,529)
                                         ============  ==========   ===========



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996



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

    Any such advances bear interest at 6.5% per annum and are guaranteed by principals of the Operating General Partner to the extent that such sums would have otherwise been advanced pursuant to their operating deficit guarantee obligation. Outstanding advances as of February 28, 1998 and 1997 amounted to $317,713 with accrued interest thereon of $119,260 and $98,436 at February 28, 1998 and 1997, respectively. The outstanding advances and accrued interest are reflected in Note Payable and Accrued Interest Payable in the combined balance sheet of the Operating Partnerships presented above.


4.  RELATED PARTY TRANSACTIONS

    An annual investor services fee is payable to an affiliate of the general partner of the Partnership in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 28, 1998 and 1997, due to related parties includes $140,000 and $125,000, respectively of Investor Services fees payable from the Partnership and the Operating Partnerships.

    At February 28, 1998 and 1997, due to related parties also includes $9,846 due to the Operating Partnerships.

    An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. Pursuant to the management agreement such management fees are not to exceed 1.5% of annual gross operating revenues of the Complex. The affiliated management agent earned $84,893 and $84,488 in the years ended December 31, 1997 and 1996, respectively of which $35,004 and $35,005 were paid in 1997 and 1996.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996



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



                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996




6.    TAXABLE LOSS

      A reconciliation of the financial statement loss of the Partnership for the years ended February 28, 1998 and 1997 and February 29, 1996 to the net loss as shown on the tax returns for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                           Year ended
                                                  December 31,
                                                  1997       1996        1995
      Financial statement loss as of
       February 28, 1997, February 29, 1996
       and February 28, 1995, respectively    $(333,793)  $(779,882) $(736,763)

      Less  transactions  occurring  during
       January  1 to  end of  February  of
       respective periods:
        Interest income                         (1,426)     (1,393)     (1,362)
        Fees to related party not deductible
         under Internal Revenue Code Section
         267                                    15,000      15,000      15,000
                                               --------- ----------   --------

                                              (320,219)  (766,275)   (723,125)

      Financial  statement to tax return
       difference  arising from
       investments in
       Operating Partnerships:

      Forgiveness of debt                           -     366,499    (366,499)

      Excess of depreciation expense of
        the operating partnerships for
        income tax purposes over
        financial reporting purposes        (1,148,570)(1,048,735)   (817,582)
                                          ------------  ---------  ----------

      Taxable loss                         $(1,468,789$(1,448,511)$(1,907,206)
                                           =========== =========     =========




                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED FEBRUARY 28, 1998 AND 1997 AND FEBRUARY 29, 1996



7.    COMMITMENTS AND CONTINGENCIES

      Preferred return

      Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 1997, the cumulative preferred amount due from the Operating Partnerships is $9,449,891. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

      Operating Partnership Litigation

      A complaint has been filed in Federal Court by a former employee of the Operating Partnerships claiming sexual harassment. The Company has moved to dismiss the common law claims asserted in the complaint and intends to vigorously defend the charges. The Operating General Partner and counsel cannot measure the potential liability, if any, at this time.

                             DIXON MILLS ASSOCIATES


                      COMBINED FINANCIAL STATEMENTS FOR THE

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.






February 23, 1998
New York, New York





                             DIXON MILLS ASSOCIATES


                            COMBINED BALANCE SHEETS

                                                    December 31,
           A S S E T S                                1997              1996
           -----------                            -------------     ----------
LAND (Notes 2 and 5)                                $  1,150,473 $  1,150,473

BUILDINGS (net of accumulated depreciation
  of $11,164,490 and $9,869,372 in 1997 and 1996,
   respectively) (Notes 2 and 5)                      41,475,474   42,739,754

CASH AND CASH EQUIVALENTS (Note 2)                     1,159,863      563,084

DEFERRED COSTS (Note 2)                                  537,180      580,814

MORTGAGE ESCROW DEPOSITS (Note 5)                      1,067,734      902,221

TENANT SECURITY DEPOSITS                                 669,685      630,000

OTHER ASSETS                                              34,043        1,935
                                                   -------------   ----------

                                                     $46,094,452  $46,568,281

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Mortgages payable (Note 5)                         $26,776,894  $27,015,128

  Note payable (Note 6)                                  317,713      317,713

  Accounts payable and accrued expenses                  137,084      118,418

  Accrued interest payable (Notes 5 and 6)               249,734      230,288

  Tenants' security deposits payable                     669,685      630,000

  Due to general partner and
   affiliates (Notes 4 and 6)                          1,840,349    1,660,566
                                                     -----------  -----------

                                                      29,991,459   29,972,113
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY (Note 3):
  WILDER RICHMAN HISTORIC
   PROPERTIES II, L.P., LIMITED PARTNER                1,700,882    2,059,757

  DIXON VENTURE CORP., GENERAL PARTNER                14,402,111   14,536,411
                                                     -----------  -----------

                                                      16,102,993   16,596,168

                                                     $46,094,452  $46,568,281

                  See notes to combined financial statements


                            DIXON MILLS ASSOCIATES


                       COMBINED STATEMENTS OF OPERATIONS




                                                   Yearended
                                                  December 31,
                                             1997        1996          1995
Revenues:
  Rent                                  $ 5,803,104   $5,530,885   $5,196,552
  Interest                                                31,153       14,497
                                                     -----------   ----------
11,419

                                          5,834,257    5,545,382    5,207,971
                                        -----------   ----------  -----------
Expenses:
  Administrative                            958,904      978,505      972,779
  Operating                               2,005,544    2,041,985    1,978,650
  Management fees (Note 4)                  169,787      168,976      153,281
  Interest (Notes 5 and 6)                1,832,950    1,847,737    1,863,047
  Depreciation and amortization           1,360,247    1,363,337    1,363,337
                                        -----------   ----------  -----------
                                          6,327,432    6,400,540    6,331,094
                                        -----------   ----------  -----------

Loss before extraordinary item             (493,175)    (855,158)  (1,123,123)

Extraordinary item - forgiveness
 of debt (Note 6)                              -             -        370,201
                                        ----------    ---------     ---------

      NET LOSS                          $  (493,175)  $ (855,158) $  (752,922)
                                        ===========   ==========  ===========

Loss before extraordinary item
 allocated to Wilder Richman Historic
 Properties II, L.P.                     $ (358,875)  $ (799,980) $(1,111,892)

Extraordinary item                             -              -       366,499
                                       ------------  -----------     --------

Net loss allocated to Wilder Richman
 Historic Properties II, L.P.           $  (358,875)  $ (799,980) $  (745,393)
                                        ===========   ==========  ===========

Loss before extraordinary item
 allocated to Dixon Venture Corp.       $  (134,300)  $  (55,178) $   (11,231)

Extraordinary item                             -              -         3,702
                                      -------------   ----------    ---------

Net loss allocated to Dixon Venture Corp.$ (134,300) $  (55,178)$     (7,529)
                                         ===========  ========== ============










                   See notes to combined financial statements




                            DIXON MILLS ASSOCIATES


                    COMBINED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995








                                                       Limited    General
                                          Total        partner    partner

Partners' equity, January 1, 1995      $18,204,248   $3,605,130  $14,599,118

Net loss, year ended December
   31, 1995                               (752,922)    (745,393)      (7,529)
                                      ------------   ----------   ----------

Partners' equity, December 31, 1995     17,451,326    2,859,737   14,591,589

Net loss, year ended December 31, 1996    (855,158)    (799,980)     (55,178)
                                       -----------     --------   ----------

Partners' equity, December 31, 1996     16,596,168    2,059,757   14,536,411

Net loss, year ended December 31, 1997    (493,175)    (358,875)    (134,300)
                                       -----------    ---------  -----------

Partners' equity, December 31, 1997    $16,102,993   $1,700,882  $14,402,111
                                       ===========   ==========  ===========























                   See notes to combined financial statements





                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS



                                                   Year ended
                                                 December 31,
                                               1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (493,175)   $(855,158)   $(752,922)
                                           ---------    ---------    ---------
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization          1,360,247    1,363,337    1,363,337
    Forgiveness of debt - note payable            -            -      (317,714)
  Change in assets:
    Increase in mortgage escrow deposits    (165,513)     (53,403)    (491,546)
    Increase in tenant security deposits     (39,685)     (28,016)    (111,102)
    Increase (decrease) in other assets      (32,108)      69,163      (34,004)
    Decrease in real estate tax receivable        -            -       208,442
  Change in liabilities:
    Increase (decrease) in accounts payable
     and accrued expenses                     18,666      (17,180)      17,159
    Increase (decrease) in accrued
     interest payable                         19,446       19,484      (32,948)
    Increase in tenants security deposit      39,685       28,016      111,102
    Increase in due to General Partner
     and affiliates                          179,783      178,971      164,101

       Total adjustments                   1,380,521    1,560,372      876,827
                                          ----------   ----------   ----------

       Net cash provided by
        operating activities                 887,346      705,214      123,905
                                          ----------    ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                   (52,333)         -             -
                                          ----------   ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of mortgages payable              (238,234)    (222,661)    (208,229)
                                           -----------   -----------  ---------

INCREASE (DECREASE) IN CASH                  596,779      482,553      (84,324)

CASH AND CASH EQUIVALENTS,
 beginning of year                           563,084       80,531      164,855
                                         -----------    ---------    ---------

CASH AND CASH EQUIVALENTS,
 end of year                             $ 1,159,863    $ 563,084    $  80,531
                                           =========    =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest       $ 1,813,502  $ 1,828,253  $ 1,843,507
                                           =========   ==========   ==========






                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                             DIXON MILLS ASSOCIATES

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



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

                             DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




3.  PARTNERS' EQUITY (CONTINUED)

    Distributions

    The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 1997 is $9,449,891. Distributions of annual net cash flow are subject to the provisions of the note payable (Note 6). There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

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

      - The  balance,  if any,  75% to the  Limited  Partners   and 25% to the
        Operating General Partner.




                             DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



4.  RELATED PARTY TRANSACTIONS

    DVC  has  complete  authority,  management  and  control  of  the  Operating
    Partnerships. The Operating Partnerships, in the normal course of business, have transactions with related parties. Included in the balance sheet are the following items:

      Due to(from):
                                                           1997          1996
                                                           ----          ----
        Morris Property Management                   $  391,782    $  306,888
        Morris Realty                                    (5,259)       (5,259)
        DVC                                             936,830       936,830
        Wilder Richman Management Corporation           291,996       242,107
        RG Housing Advisors, Inc.                        90,000        90,000
        Richman Asset Management, LLC                   135,000        90,000
                                                     ---------- -------------

                                                     $1,840,349    $1,660,566

    The Operating  Partnerships  incurred  annual  property  management  fees to
    Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $84,893 in 1997, $84,488 in 1996, $76,641 in 1995.
    WRMC received payments of $35,004 and $35,005 in 1997 and 1996, respectively. In addition, property management fees of $84,894, $84,488 and $76,640 were incurred in 1997, 1996 and 1995, respectively to Morris Property Management, an affiliate of the General Partner.

    The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, LLC, an affiliate of the Limited Partner in 1997, 1996 and 1995.


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

                             DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



5.  MORTGAGES PAYABLE (CONTINUED)

    The interest rate on the Mortgages is 6.74% with a monthly payment of $170,978.
    Principal amortization is based on a thirty-five year payment period. The Mortgages are scheduled to mature as follows:

                   1998                             $   254,748
                   1999                                 262,586
                   2000                                 290,713
                   2001                                 310,924
                   2002                                 332,540
                   Thereafter                        25,325,383
                                                    -----------

                                                    $26,776,894

    The Mortgages are due for payment on May 1, 2000. If the underlying bonds are not remarketed and the Trustee acquires the bonds on behalf of FNMA, the mortgage rate becomes 8.675% per annum and the Mortgages are extended until May 1, 2010.

    The  Mortgages   require   monthly   payments  to  a   replacement   reserve
    ("Replacement Reserve") account as follows:

        June 1996 - May 1997                            $16,667
        June 1997 - May 2012                              5,400

    The Replacement Reserve (included in mortgage escrow deposits) shall be used exclusively to pay for certain repairs or replacements, subject to the approval of FNMA. The balance in this account was $662,134 and $518,233 at December 31, 1997 and 1996, respectively.


6.  NOTE PAYABLE AND FOREGIVENESS OF DEBT

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

                             DIXON MILLS ASSOCIATES

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6.  NOTE PAYABLE (CONTINUED)

    In addition by an agreement with Chase dated July 5, 1995, to the extent that the $600,000 letter of credit issued to FNMA was released, the Chase note and any accrued and unpaid interest would be forgiven. In January 1996, pursuant to the Operating Deficit Escrow Agreement, FNMA released the Chase letter of credit. As a result of the full release of the Chase Operating Deficit Escrow, the note payable of $317,714 and accrued interest of $52,487 was written down to zero and is reflected as a forgiveness of debt in the accompanying statement of operations for 1995.

    Limited Partner

    The Limited Partner also advanced $277,500 in connection with the Mortgages which bear interest at 6.50%. Payments of principal and interest could commence no sooner than January 1, 1996 depending on, among other things, cash flow generated by the Operating Partnerships. The principal balance and unpaid interest become due upon a sale or refinancing of the property. In addition, the Limited Partner provided FNMA with a letter of credit and cash in the amount of $622,500 (the "Limited Partner Operating Deficit Escrow") to provide assistance in the event the Operating Partnerships experience future operating deficits. Pursuant to the Operating Deficit Escrow Agreement, FNMA released the letter of credit in January 1996. Any amount drawn on the Limited Partner Operating Deficit Escrow bears interest at 6.50%. To the extent the Operating Partnerships make distributions of net cash flow, all such net cash flow with respect to the applicable distribution periods must be paid to the Limited Partner until the amounts outstanding to the Limited Partner are satisfied.

    Total advances provided by the Limited Partner as of December 31, 1997 amount to $317,713 and accrued interest of approximately $114,000 and $94,000 as of December 31, 1997 and 1996, respectively. This note is secured by the personal guarantees of certain principals of DVC to the extent such amounts were advanced before February 1, 1994.


7.  COMMITMENTS AND CONTINGENCIES

    Litigation

    A complaint has been filed in Federal Court by a former employee of the Operating Partnerships claiming sexual harassment. The Company has moved to dismiss the common law claims asserted in the complaint and intends to vigorously defend the charges. The Operating General Partner and counsel cannot measure the potential liability, if any, at this time.






                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS


                                                        Year ended
                                                   December 31,
                                                1997        1996        1995
                                                ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(493,175)   $(855,158)   $(752,922)
                                            --------    ---------    ---------
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization          1,360,247    1,363,337    1,363,337
    Forgiveness of debt - note payable           -            -       (317,714)
  Change in assets:
    Increase in mortgage escrow deposits    (165,513)     (53,403)    (491,546)
    Increase in tenant security deposits     (39,685)     (28,016)    (111,102)
    Decrease (increase) in other assets      (32,108)      69,163      (34,004)
    Decrease in real estate tax receivable        -           -        208,442
  Change in liabilities:
    (Decrease) increase in accounts payable
      and accrued expenses                      18,666    (17,180)      17,159
    Increase (decrease) in accrued interest
       payable                                  19,446     19,484      (32,948)
    Increase in tenants security deposit        39,685     28,016      111,102
    Increase in due to General Partner
     and affiliates                            179,783    178,971      164,101

       Total adjustments                     1,380,521  1,560,372      876,827
                                           -----------   -----------  --------

       Net cash provided by operating
         activities                            887,346    705,214     123,905
                                            ----------- ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                     (66,664)       -           -
  Proceeds from sale of fixed assets            14,331        -           -
                                           -----------   -----------   --------

       Net cash used in investing activities    52,333        -             -
                                             ----------- -----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of mortgages payable                (238,234)   (222,661)   (208,229)
                                           -----------   -----------   -----------

INCREASE (DECREASE) IN CASH                    596,779     482,553     (84,324)





CASH AND CASH EQUIVALENTS, beginning
 of year                                      563,084        80,531    164,855
                                          -----------     ---------   --------

CASH AND CASH EQUIVALENTS, end of year    $ 1,159,863     $ 563,084   $ 80,531
                                            =========    ==========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest         $ 1,813,502   $ 1,828,253   $ 1,843,507
                                           ===========   ===========   ===========









                   See notes to combined financial statements