Form 10-Q
period 1998-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1998-07-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1998


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

                        Part I - Financial Information
Table of Contents

Item 1.     Financial Statements                                   Page

       Balance Sheets as of May 31, 1998
          (Unaudited) and February 28, 1998                          3

       Statements of Operations for the three months ended
          ended May 31, 1998 and 1997 (Unaudited)                    4

       Statements of Cash Flows for the three months
         ended May 31, 1998 and 1997 (Unaudited)                     5

       Notes to Financial Statements as of May 31,
         1998 (Unaudited)                                            6

Item 2.  Management's Discussion and Analysis of Financial
           and Results of Operations                                 9








                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                BALANCE SHEETS





                                             May 31, 1998
                                             (Unaudited)     February 28, 1998

ASSETS
Cash and cash equivalents                    $   654,244        $    649,233

Investments in operating partnerships          1,581,830           1,700,882

Note receivable                                  317,713             317,713

Accrued interest receivable                      124,423             119,260
                                           -------------        ------------

                                             $ 2,678,210         $ 2,787,088
                                             ===========         ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                        $      10,000       $      10,000
  Due to related parties                         157,951             154,201
                                           -------------       -------------

                                                 167,951             164,201
                                           -------------         -----------


Partners' Equity (Deficit)

  Limited partners                             2,651,465           2,762,967
  General partner                               (141,206)           (140,080)
                                            ------------         ------------

                                               2,510,259           2,622,887
                                            ------------        ------------

                                             $ 2,678,210         $ 2,787,088
                                             ===========         ===========















                        See notes to financial statements.



                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                              STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (Unaudited)






                                                    1998           1997
REVENUE

Interest                                     $      14,093   $     13,617

EXPENSES

Operating                                            7,669          5,947
                                          ----------------  -------------

Income from operations                               6,424          7,670

Equity in loss of operating partnerships         (119,052)      (113,673)
                                              ------------   ------------

NET LOSS                                       $  (112,628)   $  (106,003)
                                               ===========    ===========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST
  (800 units of limited partnership)           $    (139.38)  $    (131.18)
                                               ============   ============























                        See notes to financial statements.
                                        4


                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                              STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (Unaudited)


                                                Three Months   Three Months
                                                   Ended          Ended
                                                May 31, 1998   May 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        $   (112,628)  $   (106,003)
Adjustments to reconcile net loss to
     net cash provided by operating activities
   Equity in loss of operating partnerships           119,052        113,673
   Increase in accrued interest receivable             (5,163)        (5,163)
   Increase in other liabilities                                       2,125
   Increase in due to related parties                   3,750          3,750
                                              ------------------------------

Net cash provided by operating activities               5,011          8,382
                                              ------------------------------

Net increase in cash and cash equivalents               5,011          8,382

Cash and cash equivalents at beginning of period      649,233        629,975
                                                   ----------    ------------

Cash and cash equivalents at end of period       $    654,244   $    638,357
                                                 ============   ============




























                        See notes to financial statements.
                                       5


                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                    MAY 31, 1998
                                     (Unaudited)





1. The accompanying  unaudited  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information.  They do not  include all  information  and  footnotes  required by generally accepted accounting principles for complete financial statements.  The results of operations are impacted significantly by the results of operations of the  Operating  Partnerships,  which are provided on an  unaudited  basis during
interim  periods.   Accordingly,   the  accompanying  financial  statements  are
dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results  of the  interim  periods  presented.  All  adjustments  are of a normal recurring nature. No significant events have occurred subsequent to February 28,
1998  and  no  material  contingencies  exist  which  would  require  additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

      The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.    The investments in Operating  Partnerships as of May 31, 1998 and February
      28, 1998 are as follows:

      Amount paid to investee through February 28, 1998          $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
       through February 28, 1998                                   (3,180,441)

      Equity in accumulated loss of operating partnerships
       through February 28, 1998                                  (11,506,677)

      Balance, February 28, 1998                                    1,700,882

      Equity in loss of operating partnerships March 1, 1998
       to May 31, 1998                                               (119,052)

      Balance, May 31, 1998                                     $   1,581,830
                                                                =============


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 1998
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of March 31, 1998 and December 31, 1997 are as follows:

                                                 March 31, 1998
                                                  (Unaudited) December 31, 1997
      ASSETS

      Land                                     $   1,150,473   $   1,150,473
      Buildings and equipment (net of
        accumulated depreciation
        of $11,496,008 and 11,164,490,
        respectively)                             41,305,253      41,475,474
      Cash and cash equivalents                    1,084,242       1,159,863
      Deferred costs                                 526,271         537,180
      Mortgage escrow deposits                     1,033,312       1,067,734
      Tenant security deposits                       669,685         669,685
      Other assets                                   204,340          34,043

                                                $ 45,973,576    $ 46,094,452
                                                ============    ============
      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

      Mortgages payable                         $ 26,714,804    $ 26,776,894
      Notes payable                                  317,713         317,713
      Accounts payable and accrued expenses          205,670         137,084
      Accrued interest                               254,898         249,734
      Tenants' security deposits payable             669,685         669,685
      Due to general partner and affiliates        1,880,980       1,840,349

                                                  30,043,750      29,991,459

      Partners' equity

      Wilder Richman Historic Properties II, L.P.  1,581,830       1,700,882
      General partner                             14,347,996      14,402,111

                                                  15,929,826      16,102,993

                                                $ 45,973,576    $ 46,094,452
                                                ============    ============


                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                     NOTES TO FINANCIAL STATEMENTS - continued
                                   MAY 31, 1998
                                    (Unaudited)


Note 2 - Continued

      The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 1998 and 1997 are as follows:



                                                    1998               1997
                                             ------------------ -----------
      REVENUE

      Rent                                    $  1,494,786        $ 1,433,847
                                              ------------        -----------

                                                 1,494,786          1,433,847
                                             -------------       ------------

      EXPENSES

      Administrative                               160,305            151,934
      Operating                                    656,782            593,924
      Management fees                               44,432             42,859
      Interest                                     464,007            468,044
      Depreciation and amortization                342,427            342,425
                                             -------------      -------------

                                                 1,667,953          1,559,186
                                              ------------       ------------

      NET LOSS                                $   (173,167)       $  (165,339)
                                              ============        ===========

      NET LOSS ALLOCATED TO

      Wilder Richman Historic Properties
        II, L.P.                              $   (119,052)          (113,673)
      General partner                              (54,115)           (51,666)

                                              $   (173,167)       $  (165,339)
                                              ============        ===========



3. Additional information, including the audited February 28, 1998 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 on file with the Securities and Exchange Commission.

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      As of May 31, 1998, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1998, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the three months ended March 31, 1998. Cash and cash equivalents of the Partnership includes approximately $582,000 which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to continue to hold such funds. The Partnership's advance to the Operating Partnerships in the amount of $317,713 in connection with the refinancing of the mortgages remains outstanding. For the three months ended May 31, 1998, the Partnership accrued interest of $5,163 on such advance and has accrued aggregate interest on such advance of $124,423 as of May 31, 1998.

      Because of the outstanding advance, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. Although recent rental market conditions have been strong, management has been accumulating reserves to protect against potential adverse changes in market conditions and unanticipated expenses. In addition to its cash balances, the Operating Partnerships' balance in the replacement reserve account, which is controlled by the lender to be used for certain repairs or capital improvements, was approximately $731,000 of March 31, 1998. The Operating Partnerships are required to deposit $5,400 per month into the replacement reserve.

      Due to the implementation of planned improvements of approximately $300,000 (of which approximately $187,000 was capitalized), the Operating Partnerships' liquidity as of March 31, 1998 has slightly diminished compared to December 31, 1997, as cash and cash equivalents have decreased by approximately $76,000 while the replacement reserve has increased by approximately $22,000. In addition, accounts payable and accrued expenses increased by approximately $68,000 and due to general partner and affiliates increased by approximately $41,000 due to the accrual of management fees and investor service fees.

      The Partnership's operating results are dependent upon the operating results of the Operating Partnership and are significantly impacted by the Operating Partnerships policies. The Partnership accounts for its investment in the Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnerships allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Operating Partnership. Any equity in loss in excess of the Partnership's investment balance in an Operating Partnership is allocated to other partners' capital in any Operating Partnership. As a result, the equity in loss of investment in Operating Partnerships is expected to decrease as the Partnership's investment balances in the respective Operating Partnerships become zero. However, the combined statements of operations of the Operating Partnerships reflected in Note 2 to the Partnership's financial statements include the operating results of all Operating Partnerships, regardless of the Partnership's investment balances.

      For the three months ended May 31, 1998, the statement of operations of the Partnership reflects a net loss of $112,628, which includes equity in loss of Operating Partnerships of $119,052. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the three months ended May 31, 1998 was approximately $52,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the three months ended March 31, 1998 of $173,167, inclusive of depreciation and amortization of $342,427. Due to the planned improvements discussed above, the Operating Partnerships operated at a deficit of approximately $59,000 after required debt service payments and required replacement reserve deposits during the three months ended March 31, 1998, which includes principal amortization under

                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      the mortgages (approximately $62,000) and deposits to required escrows (approximately $22,000), and excludes accrued fees to affiliates of the Operating General Partner (approximately $38,000) and accrued interest to the Partnership (approximately $5,000). The Operating Partnerships did not utilize any replacement reserves during the three months ended March 31, 1998.

      For the three months ended May 31, 1997, the statement of operations of the Partnership reflects a net loss of $106,003, which includes equity in loss of Operating Partnerships of $113,673. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the three months ended May 31, 1997 was approximately $50,000 in accordance with the equity method of accounting. The Operating Partnership reported a net loss during the three months ended March 31, 1997 of $165,399, inclusive of depreciation and amortization of $342,425. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $108,000 during the three months ended March 31, 1997, which includes principal amortization under the mortgages (approximately $58,000) and deposits to required escrows (approximately $52,000), and excludes accrued fees to affiliates of the Operating General Partner (approximately $37,000) and accrued interest to the Partnership (approximately $5,000). The Operating Partnerships did not utilize any replacement reserves during the three months ended March 31, 1997.

      Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economize operating expenses. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex as not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the three months ended March 31, 1998 and 1997 was 98% and 98%, respectively. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          Part II - Other Information



Item 1.  Legal Proceedings

                                             As of May 31,  1998,  there were no
material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

         A complaint has been filed in Federal Court by a former employee of the Operating Partnerships claiming sexual harassment. The Operating General Partner cannot measure the potential liability, if any, at this time.

Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

                  Wilder Richman Historic Properties II, L.P.
                                   Form 10-Q
                                 May 31, 1997



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

                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By:      Wilder Richman Historic Corporation
                                    General Partner


Dated:  July 15, 1998             /s/ Richard Paul Richman
                                  ------------------------
                                 Richard Paul Richman
                                      President and Chief Executive Officer