Form 10-Q
period 1998-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1998-10-15
CIK 827830

WILDER RICHMAN HISTORIC CORPORATION

                                                          599 W. Putnam Avenue
                                                          Greenwich, CT  06830
                                                                (203) 869-0900
                                                            FAX (203) 869-1034






THIS CONFORMING  PAPER FORMAT  DOCUMENT IS BEING SUBMITTED  PURSUANT TO RULE 901
(d) OF REGULATION S-T.

October 15, 1998



Securities and Exchange Commission
Washington, D.C. 20549

Re: Wilder Richman Historic Properties II, L.P.
    Form 10-Q
    File No. 0-17793
    August 31, 1998

To Whom It May Concern:

We hereby electronically file with the Securities and Exchange Commission the accompanying Form 10-Q for Wilder Richman Historic Properties II, L.P. for the period ended August 31, 1998. The document with original signatures is on file in our office.

If you  have any  questions  or  comments,  please  call  Neal  Ludeke  at (203)
869-0900.

Sincerely,



Richard Paul Richman

RPR/ilp
Enclosure

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1998


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


Yes     X       No


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                        Part I - Financial Information


Table of Contents

Item 1.     Financial Statements                                      Page

       Balance Sheets as of August 31, 1998 (Unaudited)
           and February 28, 1998                                        3
       Statements of Operations for the three and six month periods
         ended August 31, 1998 and 1997 (Unaudited)                     4

       Statements of Cash Flows for the six months
         ended August 31, 1998 and 1997 (Unaudited)                     5

       Notes to Financial Statements as of August 31, 1998 (Unaudited)  6

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        9



                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                BALANCE SHEETS






                                          August 31, 1998
                                            (Unaudited)       February 28, 1998

ASSETS
Cash and cash equivalents                    $   650,983        $    649,233

Investments in operating partnerships          1,525,553           1,700,882

Note receivable                                  317,713             317,713

Accrued interest receivable                      129,700             119,260
                                           -------------        ------------

                                             $ 2,623,949         $ 2,787,088
                                             ===========         ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                        $      10,000       $      10,000
  Due to related parties                         161,701             154,201
                                           -------------       -------------

                                                 171,701             164,201
                                           -------------         -----------


Partners' Equity (Deficit)

  Limited partners                             2,594,034           2,762,967
  General partner                               (141,786)            (140,080)
                                           -------------         ------------

                                               2,452,248           2,622,887
                                            ------------        ------------

                                             $ 2,623,949         $ 2,787,088
                                             ===========         ===========












                      See notes to financial statements.
                                       3


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                    Three Months   Six Months    Three Months     Six Months
                       Ended          Ended         Ended            Ended
                     August 31,     August 31,     August 31,      August 31,
                       1998            1998          1997              1997
REVENUES

  Interest         $    14,185      $ 28,278        $ 13,93        $ 27,555

EXPENSES

  Operating             15,919        23,588         10,979          16,926
                   --------------  ------------   -----------    ----------


Income (loss) from
  operations            (1,734)        4,690          2,959          10,629


Equity in loss of operating
    partnerships       (56,277)     (175,329)       (35,681)       (149,354)
                  -------------- --------------- ----------    -------------

NET LOSS         $     (58,011   $  (170,639     $  (32,722       $(138,725)
                 ============= ==============   ===========    ============

NET LOSS PER UNIT OF
  LIMITED PARTNERSHIP
  INTEREST      $      (71.79)   $   (211.17)     $  (40.49       $ (171.67)
               ================ =============== =========== =================



























                      See notes to financial statements.
                                       4


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                 (Unaudited)




                                                 1998               1997
                                          -----------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $    (170,639)  $   (138,725)

Adjustments to reconcile net loss to
 net cash provided by operating activities
   Equity in loss of operating partnerships        175,329        149,354
   Increase in accrued interest receivable         (10,440)       (10,441)
   Decrease in other liabilities                                   (2,875)
   Increase in due to related parties                7,500          7,500
                                             -------------     -----------

Net cash provided by operating activities            1,750          4,813
                                             -------------   ------------

Net increase in cash and cash equivalents            1,750          4,813

Cash and cash equivalents at beginning of period   649,233        629,975
                                             ------------    ------------

Cash and cash equivalents at end of period  $      650,983  $     634,788
                                            ==============  =============


























                      See notes to financial statements.
                                       5


                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                   AUGUST 31, 1998
                                     (Unaudited)





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

      The results of operations for the six months ended August 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.    The  investments  in  Operating  Partnerships  as of August  31,  1998 and
      February 28, 1998 are as follows:

      Amount paid to investee through February 28, 1998          $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
       through February 28, 1998                                   (3,180,441)

      Equity in accumulated loss of operating partnerships
       through February 28, 1998                                  (11,506,677)

      Balance, February 28, 1998                                    1,700,882

      Equity in loss of operating partnerships March 1, 1998
       to August 31, 1998                                            (175,329)

      Balance, August 31, 1998                                  $   1,525,553
                                                                =============



                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                               AUGUST 31, 1998
                                 (Unaudited)


Note 2 - Continued

      The combined balance sheets of the Operating Partnerships as of June 30, 1998 and December 31, 1997 are as follows:

                                                 June 30, 1998
                                                   (Unaudited)    December 31, 1997

      ASSETS
      Land                                     $   1,150,473   $   1,150,473
      Buildings and equipment (net of accumulated
        depreciation of $11,827,525 and
        11,164,490, respectively)                 40,973,736      41,475,474
      Cash and cash equivalents                    1,343,550       1,159,863
      Deferred costs                                 515,363         537,180
      Mortgage escrow deposits                     1,049,752       1,067,734
      Tenant security deposits                       671,539         669,685
      Other assets                                    79,716          34,043
                                                ------------   -------------

                                                $ 45,784,129    $ 46,094,452
                                                ============    ============
      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                       $ 26,651,661    $ 26,776,894
        Notes payable                                317,713         317,713
        Accounts payable and accrued expenses        105,989         137,084
        Accrued interest                             260,175         249,734
        Tenant security deposits payable                      671,539669,685
        Due to general partner and affiliates      1,929,083       1,840,349

                                                  29,936,160      29,991,459

      Partners' equity

        Wilder Richman Historic Properties
           II, L.P.                                1,525,553       1,700,882
        General partner                           14,322,416      14,402,111
                                              --------------  --------------

                                                  15,847,969      16,102,993

                                                $ 45,784,129    $ 46,094,452
                                                ============    ============





                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                               AUGUST 31, 1998
                                 (Unaudited)


Note 2 - Continued

      The unaudited statements of the operations of the Operating Partnerships for the six months ended June 30, 1998 and 1997 are as follows:


                                                    1998            1997
                                             ------------------ -----------

      REVENUE

      Rent                                   $   3,031,089        $ 2,890,855
                                             -------------        -----------

                                                 3,031,089          2,890,855
                                            --------------       ------------

      EXPENSES

      Administrative                               311,779            302,310
      Operating                                                     1,272,335
       1,099,305
      Management fees                               90,071             86,411
      Interest                                     927,076            935,218
      Depreciation and amortization                684,852            684,852
                                           ---------------      -------------

                                                 3,286,113          3,108,096
                                            --------------       ------------

      NET LOSS                              $     (255,024)       $  (217,241)
                                            ===============       ===========

      NET LOSS ALLOCATED TO

      Wilder Richman Historic Properties
           II, L.P.                         $     (175,329)       $  (149,354)
      General partner                              (79,695)           (67,887)
                                           ----------------     --------------

                                            $     (255,024)       $  (217,241)
                                            ===============       ===========


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

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      As of August 31, 1998, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1998, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the six months ended June 30, 1998. Cash and cash equivalents of the Partnership includes approximately $582,000 which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. Presently, the General Partner intends for the Partnership to continue to hold such funds. The Partnership's advance to the Operating Partnerships in the amount of $317,713 in connection with the refinancing of the mortgages remains outstanding. For the six months ended August 31, 1998, the Partnership accrued interest of $10,440 on such advance and has accrued aggregate interest on such advance of $129,700 as of August 31, 1998.

      Because of the outstanding advance, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. Although recent rental market conditions have been strong, management has been accumulating reserves to protect against potential adverse changes in market conditions and unanticipated expenses. In addition to its cash balances, the Operating Partnerships' balance in the replacement reserve account, which is controlled by the lender to be used for certain repairs or capital improvements, was approximately $731,000 as of June 30, 1998. The Operating Partnerships are required to deposit $5,400 per month into the replacement reserve.

      Despite the implementation of planned improvements of approximately $300,000 (of which approximately $187,000 was capitalized), the Operating Partnerships' liquidity as of June 30, 1998 has improved compared to December 31, 1997, as cash and cash equivalents have increased by approximately $184,000 and the replacement reserve has increased by approximately $44,000. In addition, accounts payable and accrued expenses decreased by approximately $31,000 while due to general partner and affiliates increased by approximately $89,000 due to the accrual of management fees and investor service fees.

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

      For the six months ended August 31, 1998, the statement of operations of the Partnership reflects a net loss of $170,639 which includes equity in loss of Operating Partnerships of $175,329. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the six months ended August 31, 1998 was approximately $78,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the six months ended June 30, 1998 of $255,024, inclusive of depreciation and amortization of $684,852. Despite expenditures incurred in connection with the planned improvements discussed above, the Operating Partnerships generated cash flow of approximately $160,000 after required debt service payments and required replacement reserve deposits during the six months ended June 30, 1998, which

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      includes principal amortization under the mortgages (approximately $125,000) and deposits to required escrows and interest thereon (approximately $45,000), and excludes accrued fees to affiliates of the Operating General Partner (approximately $78,000) and accrued interest to the Partnership (approximately $10,000). The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 1998. For the six months ended August 31, 1997, the statement of operations of the Partnership reflects a net loss of $138,725, which includes equity in loss of Operating Partnerships of $149,354. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the six months ended August 31, 1997 was approximately $66,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the six months ended June 30, 1997 of $217,241, inclusive of depreciation and amortization of $648,852. However, the operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $331,000 during the six months ended June 30, 1997, which includes principal amortization under the mortgages (approximately $117,000) and deposits to required escrows (approximately $104,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $74,000) and accrued interest to the Partnership (approximately $10,000). The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 1997.

      Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economize operating expenses. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex as not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the six months ended June 30, 1998 and 1997 was approximately 98% for each period. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          Part II - Other Information



Item 1.  Legal Proceedings.

         As of August 31, 1998, there were no material pending legal proceedings to which
         Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

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

                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By:      Wilder Richman Historic Corporation
                                    General Partner


Dated:  October 15, 1998            /s/ Richard  Paul Richman
                                    ---------------------------------

                                    Richard Paul Richman
                                    President and Chief Executive
                                    Officer