Form 10-Q
period 1998-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1999-01-15
CIK 827830

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1998


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

                        Part I - Financial Information


Table of Contents

Item 1.     Financial Statements                                        Page
       Balance Sheets as of November 30, 1998 (Unaudited)
            and February 28, 1998                                         3
       Statements of Operations for the three and nine month periods
         ended November 30, 1998 and 1997 (Unaudited)                     4

       Statements of Cash Flows for the nine months
         ended November 30, 1998 and 1997 (Unaudited)                     5

       Notes to Financial Statements as of November 30,
         1998 (Unaudited)                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9





                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                BALANCE SHEETS





                                         November 30, 1998
                                              (Unaudited)   February 28, 1998
ASSETS

Cash and cash equivalents                   $    657,976      $    649,233

Investment in operating partnerships           1,489,848         1,700,882

Note receivable                                  317,713           317,713

Accrued interest receivable                      134,921           119,260
                                          --------------     -------------

                                             $ 2,600,458       $ 2,787,088
                                             ===========       ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                        $      10,000    $      10,000
  Due to related parties                         165,451          154,201
                                           -------------       -----------

                                                 175,451           164,201
                                           -------------       -----------


Partners' equity (deficit)

  Limited partners                             2,567,066         2,762,967
  General partner                               (142,059)         (140,080)
                                           -------------      ------------

                                               2,425,007         2,622,887

                                             $ 2,600,458       $ 2,787,088
                                             ===========       ===========













                      See notes to financial statements.


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                     Three Months     Nine Months   Three Months   Nine Months
                        Ended            Ended         Ended         Ended
                     November 30,     November 30,   November 30,  November 30,
                        1998             1998          1997            1997
                     --------------  --------------  -----------   -----------

REVENUES

  Interest            $   13,701       $  41,979      $  13,842      $ 41,397

EXPENSES

  Operating                5,237          28,825          4,905        21,831
                       ------------- ------------  --------------    --------


Income from operations     8,464          13,154          8,937       19,566

Equity in loss of
operating partnerships  (35,705)        (211,034)      (49,154)     (198,508)
                  ----------------- -------------- -------------- ------------

NET LOSS           $    (27,241)   $    (197,880)$     (40,217)$    (178,942)
                   ================  ============= ============= =============


NET LOSS PER UNIT OF
  LIMITED PARTNERSHIP
  INTEREST         $     (33.71  $       (244.88)$     ( 49.77) $    (221.44)
                   ================= =============== ============= ==============

























                      See notes to financial statements.

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                 (Unaudited)




                                                  1998              1997
                                           ----------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $    (197,880)  $   (178,942)

Adjustments to reconcile net loss to
 net cash provided by operating activities
   Equity in loss of operating partnerships        211,034         198,508
   Increase in accrued interest receivable         (15,661)       (15,661)
   Decrease in other liabilities                                   (2,875)
   Increase in due to related parties               11,250          11,250
                                           ---------------  --------------

Net cash provided by operating activities            8,743          12,280
                                          ----------------  --------------

Net increase in cash and cash equivalents            8,743         12,280

Cash and cash equivalents at beginning
       of period                                   649,233        629,975
                                                  --------------  --------------

Cash and cash equivalents at end of period   $     657,976  $     642,255
                                             =============  =============


























                      See notes to financial statements.

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              NOVEMBER 30, 1998
                                 (Unaudited)





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

      The results of operations for the nine months ended November 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.    The  investment  in  Operating  Partnerships  as of November  30, 1998 and
      February 28, 1998 is as follows:

      Amount paid to investee through February 28, 1998         $  16,388,000

      Accumulated cash distributions received from
        Operating Partnerships through February 28, 1998           (3,180,441)

      Equity in accumulated loss of Operating Partnerships
         through February 28, 1998                                (11,506,677)

      Balance, February 28, 1998                                    1,700,882

      Equity in loss of Operating Partnerships for the nine months
         ended November 30, 1998                                    (211,034)

      Balance, November 30, 1998                              $    1,489,848
                                                              ==============



                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                              NOVEMBER 30, 1998
                                 (Unaudited)


2.    (Continued)

      The combined balance sheets of the Operating  Partnerships as of September
      30, 1998 and December 31, 1997 are as follows:

                                                September 30,
                                                   1998         December 31,
                                                (Unaudited)        1997

      ASSETS
      Land                                  $   1,150,473    $   1,150,473
      Buildings and equipment (net of
        accumulated depreciation
        of $12,159,043 and 11,164,490)         40,642,218       41,475,474
      Cash and cash equivalents                 1,553,658        1,159,863
      Tenant accounts receivable                   37,070
      Deferred costs                              504,454          537,180
      Mortgage escrow deposits                    919,928        1,067,734
      Tenant security deposits                    669,685          669,685
       Prepaid expenses and other assets          231,001           34,043
                                               ----------   --------------

                                             $ 45,708,487     $ 46,094,452
                                             ============     ============

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                    $ 26,587,448     $ 26,776,894
        Notes payable                             317,713          317,713
        Accounts payable and accrued expenses      97,702          137,084
        Accrued interest                          265,396          249,734
        Tenant security deposits payable          669,685          669,685
        Due to general partner and affiliates   1,974,509        1,840,349

                                               29,912,453       29,991,459

      Partners' equity

        Wilder Richman Historic Properties
              II, L.P.                          1,489,848       1,700,882
        General partner                        14,306,186     14,402,111
                                            --------------  --------------

                                               15,796,034       16,102,993

                                             $ 45,708,487     $ 46,094,452


                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                  NOTES TO FINANCIAL STATEMENTS - continued
                              NOVEMBER 30, 1998
                                 (Unaudited)


2.    (Continued)

      The unaudited statements of operations of the Operating Partnerships for the nine months ended September 30, 1998 and 1997 are as follows:


                                                    1998             1997
                                            -------------------  ------------
      REVENUE

      Rent                                   $ 4,586,629          $ 4,370,722
                                             -----------          -----------

                                               4,586,629            4,370,722
                                             -------------       ------------

      EXPENSES

      Administrative                             520,572              463,496
      Operating                                1,820,851            1,636,732
      Management fees                            135,967              130,618
      Interest                                 1,421,745            1,401,335
      Depreciation and amortization              994,453            1,027,279
                                           -------------         ------------

                                               4,893,588            4,659,460
                                            ------------         ------------

      NET LOSS                                $ (306,959)         $  (288,738)
                                              ===========         ===========


      NET LOSS ALLOCATED TO

      Wilder Richman Historic
        Properties II, L.P.                   $  (211,034)        $  (198,508)
      General Partner                             (95,925)            (90,230)
                                            -------------     ---------------

                                              $  (306,959)        $  (288,738)
                                              ===========         ===========



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

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      As of November 30, 1998, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1998, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of Operating Partnerships for the nine months ended September 30, 1998. Cash and cash equivalents of the Partnership includes approximately $582,000 which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner.

      In addition, the  Partnership's  advance to the Operating
      Partnerships in the amount of $317,713 in connection with the refinancing of the mortgages remains outstanding. For the nine months ended November 30, 1998, the Partnership accrued interest of $15,661 on such advance and has accrued aggregate interest on such advance of $134,921 as of November 30, 1998. The General Partner is reviewing the prospect of having the Operating Partnerships repay the loan and making a distribution to the limited partners.

     Because of the outstanding advance, the Operating Partnerships are subject to restrictions concerning cash flow distributions. Cash flow, if any, generated subsequent to 1995 may be retained by the Operating Partnerships or may be distributed at the discretion of management. If distributed, such cash flow distributions must follow the priority of (i) accrued interest owing to the Partnership, (ii) principal owing to the Partnership and (iii) thereafter, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. Although recent rental market conditions have been strong, management has been accumulating reserves to protect against potential adverse changes in market conditions and unanticipated expenses. In addition to its cash balances, the Operating Partnerships' balance in the replacement reserve account, which is controlled by the lender to be used for certain repairs or capital improvements, was approximately $759,000 of September 30, 1998. The Operating Partnerships are required to deposit $5,400 per month into the replacement reserve.

      Despite the implementation of planned improvements of approximately $300,000 (of which approximately $187,000 was capitalized), the Operating Partnerships' liquidity as of September 30, 1998 has improved compared to December 31, 1997, as cash and cash equivalents have increased by approximately $394,000 and the replacement reserve has increased by approximately $65,000. In addition, accounts payable and accrued expenses decreased by approximately $57,000 while due to general partner and affiliates increased by approximately $134,000 due to the accrual of management fees and investor service fees.

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

      For the nine months ended November 30, 1998, the statement of operations of the Partnership reflects a net loss of $197,880 which includes equity in loss of Operating Partnerships of $211,034. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the nine months ended November 30, 1998 was approximately $94,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the nine months ended September 30, 1998 of $306,959, inclusive of depreciation and amortization of $994,453. Despite expenditures incurred in connection with the planned improvements discussed above, the Operating Partnerships generated cash flow of approximately $379,000 after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 1998,

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      which includes principal amortization under the mortgages (approximately $189,000) and deposits to required escrows and interest thereon (approximately $65,000), and excludes accrued fees to affiliates of the Operating General Partner (approximately $117,000) and accrued interest to the Partnership (approximately $15,000). The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 1998.

      For the nine months ended November 30, 1997, the statement of operations of the Partnership reflects a net loss of $178,942, which includes equity in loss of Operating Partnerships of $198,508. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the nine months ended November 30, 1997 was approximately $88,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the nine months ended September 30, 1997 of $288,738, inclusive of depreciation and amortization of $1,027,279. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $568,000 during the nine months ended September 30, 1997, which includes principal amortization under the mortgages (approximately $177,000) and deposits to required escrows (approximately $121,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $112,000) and accrued interest to the Partnership (approximately $15,000). The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 1997.

      Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economize operating expenses. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex as not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the nine months ended September 30, 1998 and 1997 was approximately 98% for each period. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

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

                              WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                               By:  Wilder Richman Historic Corporation
                                    General Partner


Dated:  January 15, 1999            /s/Richard PaulRichman
                                    ---------------------------------

                                    Richard Paul Richman
                                    President and Chief Executive Officer