Form 10-K
period 1999-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1999-12-29
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                   (Mark One)

            [X]   ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES  EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended February 28, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

                                    0-17793
                                    -------
                            (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
      (Exact name of registrant as specified in its governing instruments)

         Delaware                                            13-3481443
----------------------------                            -------------------
(State or other jurisdiction                            (I.R.S.Employer
        of organization)                                Identification No.)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                           06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:        (203) 869-0900
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

        None
---------------------
(Title of each Class)


Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate sales price of the units of limited partnership interest held by on-affiliates of the Registrant is $19,280,000. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

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

       Working Capital Reserves

       As of February 28, 1999, Registrant had working capital reserves of approximately $663,000, inclusive of funds previously restricted for the purpose of providing operating deficit loans to the Operating Partnerships (in order to avoid default under their mortgages pursuant to their modified mortgage documents) which were substantially invested in interest-bearing deposits. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Competition

       Information   regarding   competition,   general  risks,  tax  risks  and
partnership risks is set forth under the heading "RISK FACTORS" at pages 37 - 57 of the Prospectus.

       Compliance with Environmental Protection Provisions

       In connection with the environmental cleanup responsibilities pertaining to the Complex, the Operating General Partner submitted a declaration to the State of New Jersey Department of Environmental Protection ("NJDEP") stating that there remains no hazardous substances and wastes on the site. In August 1989, the Operating General Partner received notification from NJDEP that the environmental testing was complete and the Complex was in compliance with NJDEP requirements. All costs incurred in connection with the review conducted by NJDEP were borne by The Dixon Venture, an affiliate of the Operating General Partner. Information regarding such environmental matters is set forth under the heading "DESCRIPTION OF THE COMPLEX ENVIRONMENTAL MATTERS" at pages 87 - 92 of the Prospectus, which is incorporated herein by reference.

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

As of December 31, 1998 and 1997, the occupancy and rental rates were as follows:

                               December 31, 1998             December 31, 1997
                               -----------------             -----------------

Occupancy Rate                        96%                           99%
Monthly Rental Rates:
     Studio                    $  614 - $1,044               $   578 - $  935
     One-Bedroom               $  715 - $1,395               $   666 - $1,450
     Two-Bedroom               $1,001 - $1,802               $   808 - $1,695
     Three-Bedroom             $1,658 - $2,395               $ 1,695 - $2,195

       The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3.   Legal Proceedings

       As of February 28, 1999, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

       Two complaints were filed in Federal Court by former employees of the Operating Partnerships (one of whom is a relative of the principals of the Operating General Partner) claiming sexual harassment. The Operating General Partner settled such complaints on behalf of the Operating Partnerships subsequent to February 28, 1999, each in the amount of $250,000, inclusive of respective legal fees. Such settlements were conducted despite the General Partner's refusal to provide its consent. The results of the settlement were accrued in the Operating Partnerships' financial statements as of December 31, 1998.

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

       b)  Holders

       As of February 28, 1999, there were approximately 743 record holders of Units holding an aggregate of 800 Units in the Partnership.

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

Item 6.     Selected Financial Data

                                                                     Year End
                                  ------------------------------------------------------------------------------
                                     February         February       February       February          February
                                     28, 1999         28, 1998       29, 1997       28, 1996          28, 1995
                                     --------         --------       --------       --------          --------
Total revenues
  (Interest income)               $    52,660       $    55,276    $    50,994    $    43,259       $    30,858

Equity in loss of investment in
  Operating Partnerships          $  (508,146)(b)   $  (358,875)   $  (799,980)   $  (745,393)(a)   $  (873,701)
Net loss                          $  (488,061)      $  (333,793)   $  (779,882)   $  (736,763)      $  (875,499)

Net loss per unit of limited
  partnership interest            $      (604)      $      (413)   $      (965)   $      (912)      $    (1,083)
At year end:
  Total assets                    $ 2,314,027       $ 2,787,088    $ 3,105,881    $ 3,870,763       $ 4,592,526


(a) This amount is net of an extraordinary gain of $366,499 resulting from the forgiveness of debt of the Operating Partnerships reflected in Registrant's financial statements.

(b) Includes extraordinary loss of $321,753 in connection with litigation settlement. See Management's Discussion and Analysis of Financial Condition and Results of operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Liquidity and Capital Resources

       The operating results of the Complex for 1998 (before extraordinary charges) were favorable compared to 1997. During 1992, the mortgages of the Operating Partnerships were modified pursuant to agreements among Federal National Mortgage Association ("FNMA" or the "Lender"), Chase Manhattan Bank, N.A. ("Chase") and the Operating General Partner. The Partnership obtained the consent of the limited partners to utilize the proceeds from the final distribution from the guaranteed investment contracts to assist in modifying the mortgages. As a result of the mortgage modification, the interest rate under the mortgages decreased from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. Recently, there has been ongoing new construction of luxury multi-family housing in the vicinity of the Complex. Such housing includes asking rents that are comparable and substantially higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future.

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

       Chase and the Partnership each originally provided advances of $317,713. During 1995, Chase agreed to release the Operating Partnerships from substantially all of the outstanding liabilities owed to Chase in connection with outstanding advances and accrued interest thereon . As of February 28, 1999, the Partnership had accrued interest receivable of $140,083 in connection with the advances provided. Such outstanding advances and all accrued interest thereon were repaid by the Operating Partnerships during April 1999.

       Because the outstanding advance owed to the Partnership was repaid, the Operating Partnerships are no longer subject to restrictions concerning cash flow distributions and the payment of certain fees to affiliates. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1998, the cumulative preferred distribution is approximately $10,813,000. Although recent rental market conditions have been strong, management has been building up its cash balance to protect against potential adverse changes in market conditions and unanticipated expenses. In addition, because the property has been in operation for approximately ten years, management is addressing the potential need for extensive capital improvements that may be necessary in the near future. The General Partner and the Operating General Partner are contemplating the economic benefits of a refinancing of the Property in order to enhance cash flow. Until such time as the Property is refinanced at a lower annual debt service, the Partnership does not anticipate making annual cash flow distributions to Limited Partners (except as discussed below). If a refinancing is ultimately achieved, the resumption of cash flow distributions will be assessed on an ongoing basis, based on the results of operations, the physical condition of the property and the local market conditions, among other things. As of December 31, 1998, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $747,000.

       As of December 31, 1998, the Operating Partnerships' liquidity is improved compared to December 31, 1997, with cash and cash equivalents having increased by approximately $791,000 and the replacement reserve having increased by approximately $85,000. Accounts payable and accrued expenses increased by approximately $539,000 (primarily due to the accrual of the litigation settlement discussed below) and amounts due to related parties, which balance was approximately $2,029,000 as of December 31, 1998, increased by approximately $188,000 due to the accrual of management fees and investor service fees. Subsequent to December 31, 1998, the Operating Partnerships utilized cash to repay the Partnership for its advance and accrued interest thereon (approximately $460,000), settle outstanding litigation matters (in the amount of $500,000), pay outstanding investor service fees ($270,000) and pay accrued property management fees.

       Two complaints were filed in Federal Court by former employees of the Operating Partnerships (one of whom is a relative of the principals of the Operating General Partner) claiming sexual harassment. The Operating General Partner settled such complaints on behalf of the Operating Partnerships subsequent to February 28, 1999, each in the amount of $250,000, inclusive of respective legal fees. Such settlements were conducted despite the General Partner's refusal to provide its consent. The General Partner is reviewing whether there may be a claim for damages. The results of the settlements were accrued in the Operating Partnerships' financial statements as of December 31, 1998.

       Cash and cash equivalents of the Partnership as of February 28, 1999 of $663,495 includes approximately $582,000 which was released from the Operating Deficit Escrow. In addition, the Partnership received approximately $460,000 as repayment of its advance to the Operating Partnerships in May, 1999. Pursuant to the Partnership Agreement, the released Operating Deficit Escrow of the

Partnership may be held or utilized for other Partnership purposes in the discretion of the General Partner. The General Partner is planning to make a distribution to limited partners of record as of December 31, 1999 of approximately $964,000 ($1,205 per Unit) in the first quarter of 2000. During the year ended February 28, 1999, the Partnership's investment in Operating Partnerships decreased by $508,146 as a result of the equity in loss of investment in Operating Partnerships.

       The annual investor service fees are payable from the operating results of the Operating Partnerships and from reserves. As of February 28, 1999, due to affiliates includes $155,000 of accrued investor service fees, which includes the Partnership's expense for the last seven fiscal periods and $50,000 otherwise payable from the final distribution of the guaranteed investment contracts in January 1992.

       Results of Operations

       The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the policies of the Operating Partnerships. Registrant accounts for its investment in Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Operating Partnership. Any equity in loss in excess of Registrant's investment balance in an Operating Partnership is allocated to other partners' capital in each such Operating Partnership. As a result, the equity in loss of investment in Operating Partnerships is expected to decrease as Registrant's investment balances in the respective Operating Partnerships become zero.

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

       Year Ended February 28, 1999

       During the year ended February 28, 1999, the Partnership earned interest of approximately $53,000 including approximately $21,000 of accrued interest on advances provided to the Operating Partnerships discussed above. During the year ended February 28, 1999, interest earnings was comparable to the previous fiscal period. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1998. The operating expenses of the Partnership are not expected to vary significantly in the near future. Registrant's equity in loss in Operating Partnerships does not include a 99% allocation of the loss reported by the Operating Partnerships due to the nonrecognition of losses in excess of Registrant's investment in Dixon Mills I of approximately $233,000, in accordance with the equity method of accounting.

       The Operating Partnerships reported a net loss from operations for the year ended December 31, 1998 in the amount of approximately $748,000, inclusive of depreciation and amortization of approximately $1,360,000 and the extraordinary charge in connection with the litigation settlement of $500,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $781,000 during 1998, which considers principal amortization under the mortgages (approximately $254,000) and net deposits to required escrows (approximately $85,000), and excludes the extraordinary charge, accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $232,000) and accrued interest to the Partnership (approximately $21,000). Occupancy remained consistently high throughout 1998, while management has steadily increased rental rates, resulting in an improvement in operating results compared to 1997. In future periods, the related party services are more likely to be paid on a current basis because the Partnership advances were repaid during 1999.

       The Operating Partnerships did not utilize any replacement reserves during 1998. Although the results of operations have steadily improved, management continues to examine methods to maintain healthy occupancy rates while steadily increasing rental rates and to closely monitor its operating costs. In addition, management is addressing the potential need for capital improvements to be conducted in the near future. As of December 31, 1998, the occupancy rate was approximately 96%. Although operations have significantly improved since the mortgage modification in June 1992, the future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and the regional economy, and therefore may be subject to significant volatility.

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

       The Operating Partnerships reported a net loss from operations for the year ended December 31, 1997 in the amount of approximately $493,000, inclusive of depreciation and amortization of approximately $1,360,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $645,000 during 1997, which considers principal amortization under the mortgages (approximately $238,000) and net deposits to required escrows (approximately $132,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $175,000) and accrued interest to the Partnership (approximately $21,000). Occupancy remained consistently high throughout 1997, while management has steadily increased rental rates, resulting in an improvement in operating results compared to 1996. The Operating Partnerships did not utilize any replacement reserves during 1997. As of December 31, 1997, the occupancy rate was approximately 99%.


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

       The Operating Partnerships reported a net loss from operations for the year ended December 31, 1996 in the amount of approximately $855,000, inclusive of depreciation and amortization of approximately $1,363,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $285,000 during 1996, which considers principal amortization under the mortgages (approximately $223,000) and net deposits to required escrows (approximately $200,000), and excludes accrued fees to affiliates of the Operating General Partner and the General Partner (approximately $179,000) and accrued interest to the Partnership (approximately $21,000). Occupancy remained high throughout 1996, resulting in an improvement in operating results compared to 1995. The Operating Partnerships did not utilize any replacement reserves during 1996. As of December 31, 1996, the occupancy rate was approximately 99%.

       Inflation

       Inflation  is  not  expected  to  have  a  material   adverse  impact  on
       Registrant's revenues during its period of equity ownership in the Operating Partnerships.

        Year 2000 Compliance

       The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies will be timely converted. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

       Quantitative and Qualitative  Disclosure About Market Risk

       Because of the Property's proximity to New York City and the strong local rental market, there is a significant likelihood that other multi-family residential complexes will be built in the general vicinity of the Property, which may adversely affect the Property's ability to maintain its high occupancy levels or its ability to increase rents.

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

       The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

   Name                        Age         Office

   Richard Paul Richman         51         President and Director

   Robert H. Wilder, Jr.        53         Executive Vice President, Assistant
                                           Secretary, Treasurer and Director.

   Gina S. Scotti               43         Secretary

       Richard Paul Richman, 51 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business
Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and sole stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

       Robert H. Wilder, Jr., 53 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

       Gina S. Scotti, 43 years old, is Secretary of WRHC. Ms. Scotti, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

Item 11.  Executive Compensation

       The  Partnership  is not  required  to pay  the  officers,  directors  or
partners  of  the  General  Partner  any  direct   compensation,   and  no  such
compensation was paid during the year ended February 28, 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 28, 1999.


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

       Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned management fees of $78,444 in 1998, of which $35,004 was paid.

       Richman Asset Management, LLC., an affiliate of the General Partner, earned compensation in the amount of $60,000 in 1999 for its performance in connection with investor services for the Partnership and the Operating Partnerships, all of which was accrued.

       Indebtedness of Management

       No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 1999 and 1998.

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

     b)  Reports on Form 8-K

          None.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 1999.


                                Wilder Richman Historic Properties II, L.P.

                                By:   Wilder Richman Historic Corporation,
                                      General Partner


                                By:  /s/  Richard Paul Richman
                                     -------------------------------------
                                     Richard Paul Richman
                                     President and Director


                                By:  /s/  Robert H. Wilder, Jr.
                                     -------------------------------------
                                     Robert H. Wilder, Jr.
                                     Executive Vice President and Director

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                        AND INDEPENDENT AUDITORS' REPORT

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

                  Years Ended February 28, 1999, 1998 and 1997

                        and Independent Auditors' Report


                                 C O N T E N T S

                                                                       Page
                                                                       ----

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

   Statements of cash flows                                             F-6

   Notes to financial statements                                      F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT

Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut


We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 28, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years ended February 28, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 28, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years ended February 28, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/ Rosenburg, Neuwirth & Kuchner

May 3, 1999
New York, New York

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS


                                                     February 28,   February 28,
           A S S E T S                                  1999           1998
           -----------                               -----------    -----------

INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 7)                               $ 1,192,736    $ 1,700,882

CASH AND CASH EQUIVALENTS (Note 2)                       663,495        649,233

NOTE RECEIVABLE (Note 3)                                 317,713        317,713

ACCRUED INTEREST RECEIVABLE (Note 3)                     140,083        119,260
                                                     -----------    -----------

                                                     $ 2,314,027    $ 2,787,088
                                                     ===========    ===========

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Other liabilities                                 $    10,000    $    10,000

   Due to related parties (Note 4)                       169,201        154,201
                                                     -----------    -----------

                                                         179,201        164,201
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

PARTNERS' EQUITY (Notes 2 and 5):

   Limited partners' equity                            2,279,787      2,762,967

   General partner's deficit                            (144,961)      (140,080)
                                                     -----------    -----------

                                                       2,134,826      2,622,887
                                                     -----------    -----------

                                                     $ 2,314,027    $ 2,787,088
                                                     ===========    ===========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS

                                                                Year ended
                                                                February 28,
                                                      -----------------------------------
                                                        1999         1998          1997
                                                      ---------    ---------    ---------
Revenues:

Interest income                                       $  52,660    $  55,276    $  50,994
                                                      ---------    ---------    ---------

Expenses:

Operating                                                32,575       30,194       30,896
                                                      ---------    ---------    ---------

   Income from operations                                20,085       25,082       20,098

Equity in loss of Operating Partnerships before
   extraordinary item  (Note 3)                        (186,393)    (358,875)    (799,980)
                                                      ---------    ---------    ---------


Net loss before extraordinary item                     (166,308)    (333,793)    (779,882)

Extraordinary item - litigation settlement (Note 7)    (321,753)        --           --
                                                      ---------    ---------    ---------

             NET LOSS                                 $(488,061)   $(333,793)   $(779,882)
                                                      =========    =========    =========

Net loss attributable to:

      Limited partners                                $(483,180)   $(330,455)   $(772,083)

      General partner                                    (4,881)      (3,338)      (7,799)
                                                      ---------    ---------    ---------

                                                      $(488,061)   $(333,793)   $(779,882)
                                                      =========    =========    =========
Net loss per unit of limited
 partnership interest                                 $    (604)   $    (413)   $    (965)
                                                      =========    =========    =========

                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                                        Limited          General
                                                          Total         partners         partner
                                                        -----------    -----------    -----------
Partners' equity (deficit), March 1, 1996               $ 3,736,562    $ 3,865,505    $  (128,943)

Net loss, year ended February 28, 1997                     (779,882)      (772,083)        (7,799)
                                                        -----------    -----------    -----------

Partners' equity (deficit), February 28, 1997             2,956,680      3,093,422       (136,742)

Net loss, year ended February 28, 1998                     (333,793)      (330,455)        (3,338)
                                                        -----------    -----------    -----------

Partners' equity (deficit),  February 28, 1998          $ 2,622,887    $ 2,762,967    $  (140,080)

Net loss, year ended February 28, 1999                     (488,061)      (483,180)        (4,881)
                                                        -----------    -----------    -----------

Partners' Equity (deficit) February 28, 1999            $ 2,134,826    $ 2,279,787    $  (144,961)
                                                        ===========    ===========    ===========

Limited partnership units outstanding at February 28,
     1999, 1998 and 1997                                        800
                                                        ===========

                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                       Year ended
                                                                       February 28,
                                                            -----------------------------------
                                                              1999        1998           1997
                                                            ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(488,061)   $(333,793)   $(779,882)
                                                            ---------    ---------    ---------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Equity in loss of Operating Partnerships              508,146      358,875      799,980
        Changes in assets and liabilities:
           Decrease in restricted cash
           Increase in accrued interest receivable            (20,823)     (20,824)     (20,938)
           Increase in due to related parties                  15,000       15,000       15,000
                                                            ---------    ---------    ---------


            Total adjustments                                 502,323      353,051      794,042
                                                            ---------    ---------    ---------

            Net cash provided by operating activities          14,262       19,258       14,160
                                                            ---------    ---------    ---------


NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                 14,262       19,258       14,160

CASH AND CASH EQUIVALENTS, beginning of year                  649,233      629,975      615,815
                                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                      $ 663,495    $ 649,233    $ 629,975
                                                            =========    =========    =========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

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

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


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


3.       INVESTMENTS IN OPERATING PARTNERSHIPS

         The Investments in Operating Partnerships are as follows:

                                               Dixon          Dixon         Dixon
                                               Mill I        Mill II       Mill III        Total
                                           -----------   -----------    -----------    -----------
Balance, March 1, 1996                     $   278,084       978,738      1,602,915      2,859,737
Equity in loss of
 Operating Partnerships                       (278,084      (346,227)      (175,669)      (799,980)
                                           -----------   -----------    -----------    -----------

Balance, March 1,1996                             --         632,511      1,427,246      2,059,757

Equity in loss of
 Operating Partnerships                           --        (269,557)       (89,318)      (358,875)
                                           -----------   -----------    -----------    -----------

Balance, February 28, 1998                        --         362,954      1,337,928      1,700,882

Equity in loss of Operating Partnerships          --        (362,954)      (145,192)      (508,146)
                                           -----------   -----------    -----------    -----------

Balance, February 28, 1999                 $      --     $      --      $ 1,192,736    $ 1,192,736
                                           ===========   ===========    ===========    ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


3.       INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)


         The combined balance sheets of the Operating Partnerships at December 31, 1998 and 1997 are shown below.

                                                           December 31,
                                                    -------------------------
                                                       1998            1997
                                                    -----------   -----------
Assets:
   Land                                             $ 1,150,473   $ 1,150,473
   Buildings (net of accumulated depreciation
       of $ 12,497,566 and 11,164,490 in 1998 and
       1997, respectively)                           40,402,992    41,475,474
   Cash and cash equivalents                          1,951,002     1,159,863
   Deferred costs                                       493,546       537,180
   Mortgage escrow deposits                           1,134,739     1,067,734
   Tenant security deposits                             725,172       669,685
   Other assets                                          36,594        34,043
                                                    -----------   -----------

       Total assets                                 $45,894,518   $46,094,452
                                                    ===========   ===========

Liabilities:
   Mortgages payable                                $26,522,146   $26,776,894
   Note payable                                         317,713       317,713
   Accounts payable and accrued expenses                676,712       137,084
   Accrued interest payable                             269,139       249,734
   Tenants' security deposits payable                   725,172       669,685
   Due to general partner and affiliates              2,028,955     1,840,349
                                                    -----------   -----------

      Total liabilities                              30,539,837    29,991,459
                                                    -----------   -----------

Partners' equity:
   Wilder Richman Historic Properties II, L.P.        1,192,736     1,700,882
   General partner                                   14,161,945    14,402,111
                                                    -----------   -----------

       Total partners' equity                        15,354,681    16,102,993
                                                    -----------   -----------

       Total liabilities and partners' equity       $45,894,518   $46,094,452
                                                    ===========   ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

3.   INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

     The combined statements of operations of the Operating Partnerships for the years ended December 31, 1998, 1997 and 1996are as follows:

                                                                  Year ended December 31,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       -----------    -----------    -----------
     Revenues:
         Rent                                          $ 6,083,567    $ 5,803,104    $ 5,530,885
         Interest                                           56,291         31,153         14,497
                                                       -----------    -----------    -----------

                                                         6,139,858      5,834,257      5,545,382
                                                       -----------    -----------    -----------
     Expenses:
         Administrative                                    997,976        958,904        978,505
         Operating                                       2,018,481      2,005,544      2,041,985
         Management fees                                   178,610        169,787        168,976
         Interest                                        1,816,393      1,832,950      1,847,737
         Depreciation and amortization                   1,376,710      1,360,247      1,363,337
                                                       -----------    -----------    -----------
                                                         6,388,170      6,327,432      6,400,540
                                                       -----------    -----------    -----------

     Loss before extraordinary item                       (248,312)      (493,175)      (855,158)

     Extraordinary item - litigation settlement           (500,000)          --             --
                                                       -----------    -----------    -----------

           NET LOSS                                    $  (748,312)   $  (493,175)   $  (855,158)
                                                       ===========    ===========    ===========


      Loss before extraordinary item allocated to
         Wilder Richman Historic Properties II, L.P.   $  (186,393)   $  (358,875)   $  (799,980)

       Extraordinary item                                 (321,753)          --             --
                                                       -----------    -----------    -----------

       Net loss allocated to Wilder Richman Historic
           Properties II, L.P.                         $  (508,146)   $  (358,875)   $  (799,980)
                                                       ===========    ===========    ===========

       Loss before extraordinary item allocated to
                      Dixon Venture Corp.              $   (61,919)   $  (134,300)   $   (55,178)

          Extraordinary item                              (178,247)          --             --
                                                       -----------    -----------    -----------

          Net loss allocated to Dixon Venture Corp.    $  (240,166)   $  (134,300)   $   (55,178)
                                                       ===========    ===========    ===========


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997



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

      Any such advances bear interest at 6.5% per annum and are guaranteed by principals of the Operating General Partner to the extent that such sums would have otherwise been advanced pursuant to their operating deficit guarantee obligation. Outstanding advances as of February 28, 1999 and 1998 amounted to $317,713 with accrued interest thereon of $140,083 and $119,260 at February 28, 1999 and 1998, respectively. The outstanding advances and accrued interest are reflected in Note Payable and Accrued Interest Payable in the combined balance sheet of the Operating Partnerships presented above.


4.    RELATED PARTY TRANSACTIONS

      An annual investor services fee is payable to an affiliate of the general partner of the Partnership in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 28, 1999 and 1998, due to related parties includes $155,000 and $140,000, respectively of Investor Services fees payable from the Partnership and the Operating Partnerships.

      At February 28, 1999 and 1998, due to related parties also includes $9,846 due to the Operating Partnerships.

      An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. Pursuant to the management agreement such management fees are not to exceed 1.5% of annual gross operating revenues of the Complex. The affiliated management agent earned $78,444 and $74,915 in the years ended December 31, 1998 and 1997, respectively of which $35,004 was paid in 1998 and 1997.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997



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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


6.       TAXABLE LOSS

         A reconciliation of the financial statement loss of the Partnership for the years ended February 28, 1999, 1998 and 1997 to the net loss as shown on the tax returns for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                                   Year ended
                                                                                                 December 31,
                                                                                   -----------------------------------------
                                                                                       1998          1997          1996
                                                                                   -----------    -----------    -----------
         Financial statement loss as of February 28, 1999,
            1998 and 1997, respectively                                            $  (488,061)   $  (333,793)   $  (779,882)

         Less  transactions  occurring  during  January 1 to
            end of  February of respective periods:
             Interest income                                                            (1,308)        (1,426)        (1,393)
             Fees to related party not deductible
                under Internal Revenue Code Section 267                                 15,000         15,000         15,000
                                                                                   -----------    -----------    -----------

                                                                                      (474,369)      (320,219)      (766,275)

         Financial statement to tax return difference arising from investments in Operating Partnerships:

         Forgiveness of debt                                                              --             --          366,499

         Excess of depreciation expense of  the operating
            partnerships for income  tax purposes over
            financial reporting purposes                                            (1,064,685)    (1,148,570)    (1,048,735)
                                                                                   -----------    -----------    -----------

         Taxable loss                                                              $(1,217,301)   $(1,468,789)   $(1,448,511)
                                                                                   ===========    ===========    ===========


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997



7.       COMMITMENTS AND CONTINGENCIES

         Preferred return

         Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 1998, the cumulative preferred amount due from the Operating Partnerships is $10,813,180. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

         Operating Partnership Litigation

         A civil complaint was filed in a prior year by an employee of the Operating Partnerships against the Operating Partnerships and another employee. A separate similar suit was initiated subsequently by another employee of the Operating Partnerships who is also a relative of an officer/owner of the corporate general partner against the same defendant. The defendant is no longer employed by the Operating Partnerships. Both complaints were settled subsequent to February 28, 1999 for an aggregate amount of $500,000. The aggregate settlement is accrued in the Operating Partnerships' combined financial statements as of December 31, 1998.

                             DIXON MILLS ASSOCIATES


                      COMBINED FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                        AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES


                      Combined Financial Statements for the

                  Years Ended December 31, 1998, 1997 and 1996

                        and Independent Auditors' Report


                                C O N T E N T S

                                                                       Page
                                                                       ----

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

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.






February 26, 1999
New York, New York

                             DIXON MILLS ASSOCIATES

                                               COMBINED BALANCE SHEETS


                                                                 December 31,
           A S S E T S                                       1998            1997
           -----------                                     -----------   -----------
LAND (Notes 2 and 5)                                       $ 1,150,473   $ 1,150,473

BUILDINGS (net of accumulated depreciation
   of $12,497,566 and $11,164,490 in 1998 and 1997,
    respectively) (Notes 2 and 5)                           40,402,992    41,475,474

CASH AND CASH EQUIVALENTS (Note 2)                           1,951,002     1,159,863

DEFERRED COSTS (Note 2)                                        493,546       537,180

MORTGAGE ESCROW DEPOSITS (Note 5)                            1,134,739     1,067,734

TENANT SECURITY DEPOSITS                                       725,172       669,685

OTHER ASSETS                                                    36,594        34,043
                                                           -----------   -----------
                                                           $45,894,518   $46,094,452
                                                           ===========   ===========

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Mortgages payable (Note 5)                              $26,522,146   $26,776,894

   Note payable (Note 6)                                       317,713       317,713

   Accounts payable and accrued expenses (Note 7)              676,712       137,084

   Accrued interest payable (Notes 5 and 6)                    269,139       249,734

   Tenants' security deposits payable                          725,172       669,685

   Due to general partner and affiliates (Notes 4 and 6)     2,028,955     1,840,349
                                                           -----------   -----------

                                                            30,539,837    29,991,459
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY (Note 3):
   WILDER RICHMAN HISTORIC
    PROPERTIES II, L.P., LIMITED PARTNER                     1,192,736     1,700,882

   DIXON VENTURE CORP., GENERAL PARTNER                     14,161,945    14,402,111
                                                           -----------   -----------

                                                            15,354,681    16,102,993

                                                           $45,894,518   $46,094,452

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES


                        COMBINED STATEMENTS OF OPERATIONS


                                                                       Year ended
                                                                       December 31,
                                                      -----------------------------------------
                                                        1998            1997            1996
                                                      -----------    -----------    -----------
Revenues:
   Rent                                               $ 6,083,567    $ 5,803,104    $ 5,530,885
   Interest                                                56,291         31,153         14,497
                                                      -----------    -----------    -----------

                                                        6,139,858      5,834,257      5,545,382
                                                      -----------    -----------    -----------
Expenses:
   Administrative                                         997,976        958,904        978,505
   Operating                                            2,018,481      2,005,544      2,041,985
   Management fees (Note 4)                               178,610        169,787        168,976
   Interest (Notes 5 and 6)                             1,816,393      1,832,950      1,847,737
   Depreciation and amortization                        1,376,710      1,360,247      1,363,337
                                                      -----------    -----------    -----------
                                                        6,388,170      6,327,432      6,400,540
                                                      -----------    -----------    -----------

Loss before extraordinary item                           (248,312)      (493,175)      (855,158)

Extraordinary item - litigation settlement (Note 7)      (500,000)          --             --
                                                      -----------    -----------    -----------

         NET LOSS                                     $  (748,312)   $  (493,175)   $  (855,158)
                                                      ===========    ===========    -----------

Loss before extraordinary item allocated to
    Wilder Richman Historic Properties II, L.P.       $  (186,393)   $  (358,875)   $  (799,980)

Extraordinary item                                       (321,753)          --             --
                                                      -----------    -----------    -----------

Net loss allocated to Wilder Richman Historic
     Properties II, L.P.                              $  (508,146)   $  (358,875)   $  (799,980)
                                                      ===========    ===========    ===========

Loss before extraordinary item allocated to
     Dixon Venture Corp.                              $   (61,919)   $  (134,300)   $   (55,178)

Extraordinary item                                       (178,247)          --             --
                                                      -----------    -----------    -----------

Net loss allocated to Dixon Venture Corp.             $  (240,166)   $  (134,300)   $   (55,178)
                                                      ===========    ===========    ===========

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES


                     COMBINED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            Limited          General
                                            Total           partner         partner

Partners' equity, January 1, 1996        $ 17,451,326    $  2,859,737    $ 14,591,589

Net loss, year ended December 31, 1996       (855,158)       (799,980)        (55,178)
                                         ------------    ------------    ------------

Partners' equity, December 31, 1996        16,596,168       2,059,757      14,536,411

Net loss, year ended December 31, 1997       (493,175)       (358,875)       (134,300)
                                         ------------    ------------    ------------

Partners' equity, December 31, 1997        16,102,993       1,700,882      14,402,111

Net loss, year ended December 31, 1998       (748,312)       (508,146)       (240,166)
                                         ------------    ------------    ------------

Partners' equity, December 31, 1998      $ 15,354,681    $  1,192,736    $ 14,161,945
                                         ============    ============    ============

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                   Year ended December  31,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $  (748,312)   $  (493,175)   $  (855,158)
                                                          -----------    -----------    -----------
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                         1,376,710      1,360,247      1,363,337
   Change in assets:
      Increase in mortgage escrow deposits                    (67,005)      (165,513)       (53,403)
      Increase in tenant security deposits                    (55,487)       (39,685)       (28,016)
      Increase (decrease) in other assets                      (2,551)       (32,108)        69,163
   Change in liabilities:
      Increase (decrease) in accounts payable
       and accrued expenses                                   539,628         18,666        (17,180)
      Increase (decrease) in accrued interest payable          19,405         19,446         19,484
      Increase in tenants security deposit                     55,487         39,685         28,016
      Increase in due to General Partner and affiliates       188,606        179,783        178,971
                                                          -----------    -----------    -----------

          Total adjustments                                 2,054,793      1,380,521      1,560,372
                                                          -----------    -----------    -----------

          Net cash provided by
           operating activities                             1,306,481        887,346        705,214
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                  (260,594)       (52,333)          --
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages payable                              (254,748)      (238,234)      (222,661)
                                                          -----------    -----------    -----------

INCREASE IN CASH                                              791,139        596,779        482,553

CASH AND CASH EQUIVALENTS,
 beginning of year                                          1,159,863        563,084         80,531
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
 end of year                                              $ 1,951,002    $ 1,159,863    $   563,084
                                                          ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during year for interest                        $ 1,796,988    $ 1,813,502    $ 1,828,253
                                                          ===========    ===========    ===========

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3.    PARTNERS' EQUITY (CONTINUED)

      Distributions

      The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 1998 is $10,813,180. Distributions of annual net cash flow are subject to the provisions of the note payable (Note 6). There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

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

         - The balance, if any, 75% to the Limited Partner and 25% to the Operating General Partner.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4.    RELATED PARTY TRANSACTIONS

      DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with related parties. Included in the balance sheet are the following items:

         Due to(from):
                                                   1998           1997
                                                   ----           ----
      Morris Property Management              $   535,304    $   435,138
      Morris Realty                                (5,259)        (5,259)
      DVC                                         936,830        936,830
      Wilder Richman Management Corporation       292,080        248,640
      RG Housing Advisors, Inc.                    90,000         90,000
      Richman Asset Management, LLC               180,000        135,000
                                              -----------    -----------
                                              $ 2,028,955    $ 1,840,349
                                              ===========    ===========


      The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $78,444 in 1998, $74,915 in 1997 and $74,590 in
      1996. WRMC received payments of $35,004 1998 and 1997, respectively. In addition, property management fees of $100,166, $94,872 and $94,386 were incurred in 1998, 1997 and 1996, respectively to Morris Property Management, an affiliate of the General Partner.

      The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, LLC, an affiliate of the Limited Partner in 1998, 1997 and 1996.


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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5.    MORTGAGES PAYABLE (CONTINUED)

      The interest rate on the Mortgages is 6.74% with a monthly payment of $170,978. Principal amortization is based on a thirty-five year payment period. The Mortgages are scheduled to mature as follows:

               1999                                        $   262,586
               2000                                            290,713
               2001                                            310,924
               2002                                            332,540
               2003                                            356,499
               Thereafter                                   24,968,884
                                                            ----------

                                                           $26,522,146
                                                           ===========

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

      The Replacement Reserve (included in mortgage escrow deposits) shall be used exclusively to pay for certain repairs or replacements, subject to the approval of FNMA. The balance in this account was $747,117 and $662,134 at December 31, 1998 and 1997, respectively.

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

      In addition by an agreement with Chase dated July 5, 1995, to the extent that the $600,000 letter of credit issued to FNMA was released, the Chase note and any accrued and unpaid interest would be forgiven. In January 1996, pursuant to the Operating Deficit Escrow Agreement, FNMA released the Chase letter of credit. As a result of the full release of the Chase Operating Deficit Escrow, the note payable of $317,714 and accrued interest of $52,487 was written down to zero in 1995.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


6.    NOTE PAYABLE (CONTINUED)

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


7.    COMMITMENTS AND CONTINGENCIES

      Subsequent Event

      A civil complaint was filed in a prior year by an employee of the Operating Partnerships against the Operating Partnerships and another employee. A separate similar suit was initiated subsequently by a related party of the corporate general partner against the same defendant. The defendant is no longer employed by the Operating Partnerships. Both complaints were settled, including legal fees, in 1999 for a total of $500,000. The aforementioned related party's settlement was in the amount of $244,000. The aggregate settlement is accrued in the accompanying combined financial statements as of December 31, 1998.