Form 10-Q
period 1999-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1999-12-30
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1999


OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________to_______________________


                         Commission file number 0-17793


                  Wilder Richman Historic Properties II, L.P.
                  -------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                        13-3481443
------------------------------                       ------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)



        599 W. Putnam Avenue
        Greenwich, Connecticut                                     06830
----------------------------------------                          --------
(Address of principal executive offices)                          Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes   |X|       No |_|

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information

Table of Contents

Item 1.    Financial Statements                                             Page
                                                                            ----
           Balance Sheets as of May 31, 1999 (Unaudited) and
              February 28, 1999                                               3
           Statements of Operations for the three months
             ended May 31, 1999 and 1998 (Unaudited)                          4

           Statements of Cash Flows for the three months
             ended May 31, 1999 and 1998 (Unaudited)                          5

           Notes to Financial Statements as of May 31, 1999 (Unaudited)       6

Item 2.    Management's Discussion and Analysis of Financial
           and Results of Operations                                          9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk        11

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                             May 31, 1999
                                              (Unaudited)      February 28, 1999

ASSETS

Cash and cash equivalents                   $ 1,129,090             $   663,495

Investments in operating partnerships         1,278,907               1,192,736

Note receivable                                                         317,713

Accrued interest receivable                                             140,083

                                            $ 2,407,997             $ 2,314,027
                                            ===========             ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                         $    10,000             $    10,000
  Due to related parties                        173,647                 169,201
                                            -----------             -----------

                                                183,647                 179,201
                                            -----------             -----------


Partners' equity (deficit)

  Limited partners                            2,368,416               2,279,787
  General partner                              (144,066)               (144,961)
                                            -----------             -----------

                                              2,224,350               2,134,826
                                            -----------             -----------

                                            $ 2,407,997             $ 2,314,027
                                            ===========             ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (Unaudited)

                                                            1999         1998
                                                         ---------    ---------

Revenue

Interest                                                 $  10,365    $  14,093

Expenses

Operating                                                    7,012        7,669
                                                         ---------    ---------

Income from operations                                       3,353        6,424

Equity in income (loss) of operating partnerships           86,171     (119,052)
                                                         ---------    ---------

Net EARNINGS (loss)                                      $  89,524    $(112,628)
                                                         =========    =========


Net EARNINGS (loss) per unit of limited
   partnership interest
   (800 units of limited partnership)                    $  110.79    $ (139.38)
                                                         =========    =========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (Unaudited)

                                                             1999           1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                       $    89,524    $  (112,628)
Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities
     Equity in loss (income) of operating partnerships        (86,171)       119,052
     Decrease (increase) in accrued interest receivable       140,083         (5,163)
     Increase in due to related parties                         4,446          3,750
                                                          -----------    -----------

Net cash provided by operating activities                     147,882          5,011
                                                          -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Receipt on note receivable                                    317,713

Net cash provided by investing activities                     317,713
                                                                         -----------

Net increase in cash and cash equivalents                     465,595          5,011

Cash and cash equivalents at beginning of period              663,495        649,233
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 1,129,090    $   654,244
                                                          ===========    ===========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 1999 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

      The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the entire year.


2. The investments in Operating Partnerships as of May 31, 1999 and February 28, 1999 are as follows:

      Amount paid to investee through February 28, 1999           $  16,388,000

      Accumulated cash distributions from Operating Partnerships
         through February 28, 1999                                   (3,180,441)

      Equity in accumulated loss of Operating Partnerships
         through February 28, 1999                                  (12,014,823)
                                                                  -------------

      Balance, February 28, 1999                                      1,192,736

      Equity in income of operating partnerships for
         the three months ended May 31, 1999                             86,171
                                                                  -------------

      Balance, May 31, 1999                                       $   1,278,907
                                                                  =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 1999
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of March 31, 1999 and December 31, 1998 are as follows:

                                                               March 31, 1999
                                                                 (Unaudited)      December 31, 1998
      ASSETS

      Land                                                       $ 1,150,473       $ 1,150,473
      Buildings and equipment (net of accumulated depreciation
        of $12,830,835 and 12,497,566, respectively)              40,069,723        40,402,992
      Cash and cash equivalents                                    1,568,109         1,951,002
      Deferred costs                                                 482,637           493,546
      Mortgage escrow deposits                                     1,099,937         1,134,739
      Tenant security deposits                                       725,172           725,172
      Other assets                                                   119,835            36,594
                                                                 -----------       -----------

                                                                 $45,215,886       $45,894,518
                                                                 ===========       ===========

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                                        $26,455,739       $26,522,146
        Notes payable                                                317,713
        Accounts payable and accrued expenses                        620,267           676,712
        Accrued interest                                             132,298           269,139
        Tenant security deposits payable                             725,172           725,172
        Due to general partner and affiliates                      1,802,389         2,028,955
                                                                 -----------       -----------

                                                                  29,735,865        30,539,837
                                                                 -----------       -----------

      Partners' equity

        Wilder Richman Historic Properties II, L.P.                1,278,907         1,192,736
        General partner                                           14,201,114        14,161,945
                                                                 -----------       -----------

                                                                  15,480,021        15,354,681
                                                                 -----------       -----------

                                                                 $45,215,886       $45,894,518
                                                                 ===========       ===========


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 1999
                                   (Unaudited)

Note 2 - Continued

         The   unaudited   statements   of  the   operations  of  the  Operating
         Partnerships for the three months ended March 31, 1999 and 1998 are as follows:

                                                         1999             1998
                                                       -----------    -----------
         Revenue

         Rent                                          $ 1,605,824    $ 1,494,786
                                                       -----------    -----------

                                                         1,605,824      1,494,786
                                                       -----------    -----------

         Expenses

         Administrative                                    134,782        160,305
         Operating                                         494,511        656,782
         Management fees                                    47,236         44,432
         Interest                                          459,777        464,007
         Depreciation and amortization                     344,178        342,427
                                                       -----------    -----------

                                                         1,480,484      1,667,953
                                                       -----------    -----------

         Net EARNINGS (loss)                           $   125,340    $  (173,167)
                                                       ===========    ===========

         Net EARNINGS (loss) allocated to

         Wilder Richman Historic Properties II, L.P.   $    86,171    $  (119,052)
         General partner                                    39,169        (54,115)
                                                       -----------    -----------

                                                       $   125,340    $  (173,167)
                                                       ===========    ===========

3.       Additional  information,   including  the  audited  February  28,  1999
         Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

        Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

        Liquidity and Capital Resources

        As of May 31, 1999, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1999, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the three months ended March 31, 1999 and the repayment of the note receivable from the Operating Partnerships. Cash and cash equivalents of the Partnership includes approximately $582,000 (which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships) and approximately $460,000 (which represents the payment of the outstanding advance owed to the Partnership by the Operating Partnerships of $317,713) and accrued interest thereon (of approximately $142,000) which was repaid during the three months ended May 31, 1999. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. The General Partner is planning to make a distribution to Limited Partners of record as of December 31, 1999 of approximately $964,000 ($1,205 per Unit) in the first quarter of 2000.

        Because the outstanding advance owed to the Partnership was repaid, the Operating Partnerships are no longer subject to restrictions concerning cash flow distributions and the payment of certain fees to affiliates. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1998, the cumulative preferred distribution is approximately $10,813,000. Although recent rental market conditions have been strong, management has been building up its cash balance to protect against potential adverse changes in market conditions and unanticipated expenses. In addition, because the property has been in operation for approximately ten years, management is addressing the potential need for extensive capital improvements that may be necessary in the near future. The General Partner and the Operating General Partner are contemplating the economic benefits of a refinancing of the Property in order to enhance cash flow. Until such time as the Property is refinanced at a lower annual debt service, the Partnership does not anticipate making annual cash flow distributions to Limited Partners (except as discussed below). If a refinancing is ultimately achieved, the resumption of cash flow distributions will be assessed on an ongoing basis, based on the results of operations, the physical condition of the property and the local market conditions, among other things. As of March 31, 1999, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $788,000.

        Although the Property is reporting cash flow for the three months ended March 31, 1999 (see Results From Operations, below), the Operating Partnerships' cash and cash equivalents as of March 31, 1999 have decreased by approximately $383,000 compared to December 31, 1998 due to the payment of the advance and accrued interest thereon by the Operating Partnerships (of approximately $460,000) and the payment of accrued management fees (of approximately $226,000). The replacement reserve has increased by approximately $19,000 and accounts payable and accrued expenses decreased by approximately $68,000.

        The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the Operating Partnerships' policies. The Partnership accounts for its investment in the Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Operating Partnership. Any equity in loss in excess of the Partnership's investment balance in an Operating Partnership is allocated to other partners' capital in any Operating Partnership. As a result, the equity in loss of investment

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

        Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations


        in operating partnerships is expected to decrease as the Partnership's investment balances in the respective Operating Partnerships become zero. However, the combined statements of operations of the Operating Partnerships reflected in Note 2 to the Partnership's financial statements include the operating results of all Operating Partnerships, regardless of the Partnership's investment balances.

        Results of Operations

        For the three months ended May 31, 1999, the statement of operations of the Partnership reflects net earnings of $89,524, which includes equity in income of operating partnerships of $86,171. Nonrecognition of income of the Partnership's investment in Dixon Mills Phase I during the three months ended May 31, 1999 was approximately $38,000 in accordance with the equity method of accounting. The Operating Partnerships reported net earnings during the three months ended March 31, 1999 of $125,340, inclusive of depreciation and amortization of $344,178. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 1999 of approximately $382,000, which includes principal amortization under the mortgages (approximately $66,000) and deposits to required escrows (approximately $22,000) . The Operating Partnerships did not utilize any replacement reserves during the three months ended March 31, 1999.

        For the three months ended May 31, 1998, the statement of operations of the Partnership reflects a net loss of $112,628, which includes equity in loss of operating partnerships of $119,052. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the three months ended May 31, 1998 was approximately $52,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the three months ended March 31, 1998 of $173,167, inclusive of depreciation and amortization of $342,427. Due to planned improvements, the Operating Partnerships operated at a minor deficit after required debt service payments and required replacement reserve deposits during the three months ended March 31, 1998 of approximately $20,000, which includes principal amortization under the mortgages (approximately $62,000) and deposits to required escrows (approximately $22,000). The Operating Partnerships did not utilize any replacement reserves during the three months ended March 31, 1998.

        Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economizing operations. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex as not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the three months ended March 31, 1999 and 1998 was approximately 98%. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

        Year 2000 Compliance

        The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies will be timely converted. The total cost associated with Y2K

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

        Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations


        implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

        Item 3    Quantitative and Qualitative Disclosure About Market Risk

        Because of the Property's proximity to New York City and the strong local rental market, there is a significant likelihood that other multi-family residential complexes will continue to be developed in the general vicinity of the Property. Such development activity could adversely affect the Property's ability to maintain its high occupancy levels or its ability to maintain or increase rents.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           Part II - Other Information



Item 1.       Legal Proceedings

              None


Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 1999



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


                                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                    By: Wilder Richman Historic Corporation
                                        General Partner


Dated:  December 29, 1999            /s/ Richard Paul Richman
                                     --------------------------------------
                                     Richard Paul Richman
                                     President and Chief Executive Officer