Form 10-Q
period 1999-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 1999-12-30
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1999


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

                         Part I - Financial Information


Table of Contents

Item 1.    Financial Statements                                             Page
-------    --------------------                                             ----

           Balance Sheets as of August 31, 1999 (Unaudited) and
             February 28, 1999                                                 3

           Statements of Operations for the three and six month periods
             ended August 31, 1999 and 1998 (Unaudited)                        4

           Statements of Cash Flows for the six months
             ended August 31, 1999 and 1998 (Unaudited)                        5

           Notes to Financial Statements as of August 31, 1999 (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk          10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                             August 31, 1999
                                               (Unaudited)     February 28, 1999
                                               -----------     -----------------
ASSETS

Cash and cash equivalents                      $ 1,134,190          $   663,495

Investments in operating partnerships            1,330,494            1,192,736

Note receivable                                                         317,713

Accrued interest receivable                                             140,083
                                               -----------          -----------
                                               $ 2,464,684          $ 2,314,027
                                               ===========          ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                            $     5,000          $    10,000
  Due to related parties                           177,397              169,201
                                               -----------          -----------

                                                   182,397              179,201
                                               -----------          -----------

Partners' equity (deficit)

  Limited partners                               2,425,773            2,279,787
  General partner                                 (143,486)            (144,961)
                                               -----------          -----------

                                                 2,282,287            2,134,826
                                               -----------          -----------

                                               $ 2,464,684          $ 2,314,027
                                               ===========          ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months          Six Months           Three Months         Six Months
                                        Ended                 Ended                Ended               Ended
                                     August 31, 1999       August 31, 1999     August 31, 1998       August 31, 1998
                                     ---------------       ---------------     ---------------       ---------------
REVENUES

   Interest                             $  13,650           $  24,015           $  14,185            $  28,278

EXPENSES

  Operating                                 7,300              14,312              15,919               23,588
                                        ---------           ---------           ---------            ---------

Income (loss) from operations               6,350               9,703              (1,734)               4,690

Equity in income (loss) of
   operating partnerships                  51,587             137,758             (56,277)            (175,329)
                                        ---------           ---------           ---------            ---------

NET EARNINGS (LOSS)                     $  57,937           $ 147,461           $ (58,011)           $(170,639)
                                        =========           =========           =========            =========


NET EARNINGS (LOSS) PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                             $   71.69           $  182.48           $  (71.79)           $ (211.17)
                                        =========           =========           =========            =========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (Unaudited)


                                                            1999           1998
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                      $   147,461    $  (170,639)

Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities
    Equity in loss (income) of operating partnerships       (137,758)       175,329
    Decrease (increase) in accrued interest receivable       140,083        (10,440)
     Decrease in other liabilities                            (5,000)
    Increase in due to related parties                         8,196          7,500
                                                         -----------    -----------

Net cash provided by operating activities                    152,982          1,750
                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Receipt on note receivable                                   317,713

Net cash provided by investing activities                    317,713
                                                                        -----------

Net increase in cash and cash equivalents                    470,695          1,750

Cash and cash equivalents at beginning of period             663,495        649,233
                                                         -----------    -----------

Cash and cash equivalents at end of period               $ 1,134,190    $   650,983
                                                         ===========    ===========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (Unaudited)


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

         The results of operations for the six months ended August 31, 1999 are not necessarily indicative of the results to be expected for the entire year.


2. The investments in Operating Partnerships as of August 31, 1999 and February 28, 1999 are as follows:

         Amount paid to investee through February 28, 1999         $ 16,388,000

         Accumulated cash distributions from Operating
          Partnerships through February 28, 1999                     (3,180,441)

         Equity in accumulated loss of Operating Partnerships
           through February 28, 1999                                (12,014,823)
                                                                  -------------

         Balance, February 28, 1999                                   1,192,736

         Equity in income of operating partnerships for the
           six months ended August 31, 1999                             137,758
                                                                  -------------

         Balance, August 31, 1999                                 $   1,330,494
                                                                  =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 1999
                                   (Unaudited)


Note 2 - Continued

         The combined balance sheets of the Operating Partnerships as of June 30, 1999 and December 31, 1998 are as follows:

                                                                   June 30, 1999
                                                                    (Unaudited)      December 31, 1998
                                                                    -----------      -----------------
         ASSETS

         Land                                                       $ 1,150,473         $ 1,150,473
         Buildings and equipment (net of accumulated depreciation
           of $13,164,104 and 12,497,566, respectively)              39,736,454          40,402,992
         Cash and cash equivalents                                    1,478,346           1,951,002
         Deferred costs                                                 471,729             493,546
         Mortgage escrow deposits                                     1,114,310           1,134,739
         Tenant security deposits                                       725,172             725,172
         Other assets                                                   119,367              36,594
                                                                    -----------         -----------

                                                                    $44,795,851         $45,894,518
                                                                    ===========         ===========

         LIABILITIES AND PARTNERS' EQUITY

         Liabilities

           Mortgages payable                                        $26,388,332         $26,522,146
           Notes payable                                                317,713
           Accounts payable and accrued expenses                        142,381             676,712
           Accrued interest                                             132,298             269,139
           Tenant security deposits payable                             725,172             725,172
           Due to general partner and affiliates                      1,852,611           2,028,955
                                                                    -----------         -----------

                                                                     29,240,794          30,539,837
                                                                    -----------         -----------

         Partners' equity

           Wilder Richman Historic Properties II, L.P.                1,330,494           1,192,736
           General partner                                           14,224,563          14,161,945
                                                                    -----------         -----------

                                                                     15,555,057          15,354,681
                                                                    -----------         -----------

                                                                    $44,795,851         $45,894,518
                                                                    ===========         ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 1999
                                   (Unaudited)


Note 2 - Continued

         The   unaudited   statements   of  the   operations  of  the  Operating
         Partnerships for the six months ended June 30, 1999 and 1998 are as follows:



                                                         1999           1998
                                                       -----------    -----------
         Revenue

         Rent                                          $ 3,244,944    $ 3,031,089
                                                       -----------    -----------

                                                         3,244,944      3,031,089
                                                       -----------    -----------

         Expenses

         Administrative                                    278,794        311,779
         Operating                                       1,069,067      1,272,335
         Management fees                                    95,011         90,071
         Interest                                          913,341        927,076
         Depreciation and amortization                     688,355        684,852
                                                       -----------    -----------

                                                         3,044,568      3,286,113
                                                       -----------    -----------

         Net EARNINGS (loss)                           $   200,376    $  (255,024)
                                                       ===========    ===========


         Net EARNINGS (loss) allocated to

         Wilder Richman Historic Properties II, L.P.   $   137,758    $  (175,329)
         General partner                                    62,618        (79,695)
                                                       -----------    -----------

                                                       $   200,376    $  (255,024)
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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of August 31, 1999, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1999, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the six months ended June 30, 1999 and the repayment of the note receivable from the Operating Partnerships. Cash and cash equivalents of the Partnership includes approximately $582,000 (which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships) and approximately $460,000 (which represents the payment of the outstanding advance owed to the Partnership by the Operating Partnerships of $317,713) and accrued interest thereon (of approximately $142,000) which was repaid during the first fiscal quarter of the current year. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General Partner. The General Partner is planning to make a distribution to Limited Partners of record as of December 31, 1999 of approximately $964,000 ($1,205 per Unit) in the first quarter of 2000.

Because the outstanding advance owed to the Partnership was repaid, the Operating Partnerships are no longer subject to restrictions concerning cash flow distributions and the payment of certain fees to affiliates. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1998, the cumulative preferred distribution is approximately $10,813,000. Although recent rental market conditions have been strong, management has been building up its cash balance to protect against potential adverse changes in market conditions and unanticipated expenses. In addition, because the property has been in operation for approximately ten years, management is addressing the potential need for extensive capital improvements that may be necessary in the near future. The General Partner and the Operating General Partner are contemplating the economic benefits of a refinancing of the Property in order to enhance cash flow. Until such time as the Property is refinanced at a lower annual debt service, the Partnership does not anticipate making annual cash flow distributions to Limited Partners (except as discussed below). If a refinancing is ultimately achieved, the resumption of cash flow distributions will be assessed on an ongoing basis, based on the results of operations, the physical condition of the property and the local market conditions, among other things. As of June 30, 1999, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $807,000.

Although the Property is reporting cash flow for the six months ended June 30, 1999 (see Results From Operations, below), the Operating Partnerships' cash and cash equivalents as of June 30, 1999 have decreased by approximately $473,000 compared to December 31, 1998, due to the payment of the advance and accrued interest thereon by the Operating Partnerships (of approximately $460,000), the payment of accrued management fees (of approximately $226,000) and the payment associated with the accrued litigation settlement (see the annual report dated February 28, 1999). The replacement reserve has increased by approximately
$45,000 and accounts payable and accrued expenses decreased by approximately $34,000.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

For the six months ended August 31, 1999, the statement of operations of the Partnership reflects net earnings of $147,461, which includes equity in income of operating partnerships of $137,758. Nonrecognition of income of the Partnership's investment in Dixon Mills Phase I during the six months ended August 31, 1999 was approximately $61,000 in accordance with the equity method of accounting. The Operating Partnerships reported net earnings during the six months ended June 30, 1999 of $200,376, inclusive of depreciation and amortization of $688,355. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 1999 of approximately $717,000, which includes principal amortization under the mortgages (approximately $134,000) and deposits to required escrows (approximately $38,000). The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 1999.

For the six months ended August 31, 1998, the statement of operations of the Partnership reflects a net loss of $170,639, which includes equity in loss of operating partnerships of $175,329. Nonrecognition of losses of the
Partnership's investment in Dixon Mills Phase I during the six months ended August 31, 1998 was approximately $78,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the six months ended June 30, 1998 of $255,024, inclusive of depreciation and amortization of $684,852. Despite expenditures incurred in connection with planned improvements, the Operating Partnerships generated cash flow of approximately $83,000 after required debt service payments and required replacement reserve deposits during the six months ended June 30, 1998, which includes principal amortization under the mortgages (approximately $125,000) and deposits to required escrows (approximately $45,000). The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 1998.

Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economizing operations. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex as not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the six months ended June 30, 1999 and 1998 was approximately 98%, respectively. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

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