Form 10-Q
period 1999-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2000-01-14
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1999

OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _______________________


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
             (Exact name of Registrant as specified in its charter)


      Delaware                                             13-3481443
------------------------------                          ----------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                           Identification No.)


     599 W. Putnam Avenue
     Greenwich, Connecticut                                  06830
----------------------------------------------      ----------------------------
(Address of principal executive offices)                   Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


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

3                          Part I - Financial Information


Table of Contents

Item 1.    Financial Statements                                             Page
           --------------------                                             ----

           Balance Sheets as of November 30, 1999 (Unaudited) and
              February 28, 1999                                               3
           Statements of Operations for the three and nine month periods
             ended November 30, 1999 and 1998 (Unaudited)                     4

           Statements of Cash Flows for the nine months
             ended November 30, 1999 and 1998 (Unaudited)                     5

           Notes to Financial Statements as of November 30, 1999 (Unaudited)  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk         11

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                             November 30, 1999
                                                (Unaudited)    February 28, 1999
                                             ----------------- -----------------

ASSETS

Cash and cash equivalents                       $ 1,148,673         $   663,495

Investment in operating partnerships              1,334,281           1,192,736

Note receivable                                                         317,713

Accrued interest receivable                                             140,083
                                                -----------         -----------
                                                $ 2,482,954         $ 2,314,027
                                                ===========         ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                             $     7,500         $    10,000
  Due to related parties                            181,147             169,201
                                                -----------         -----------

                                                    188,647             179,201
                                                -----------         -----------


Partners' equity (deficit)

  Limited partners                                2,437,673           2,279,787
  General partner                                  (143,366)           (144,961)
                                                -----------         -----------

                                                  2,294,307           2,134,826
                                                -----------         -----------

                                                $ 2,482,954         $ 2,314,027
                                                ===========         ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months        Nine Months         Three Months          Nine Months
                                           Ended               Ended                Ended                 Ended
                                        November 30,        November 30,        November 30,          November 30,
                                            1999                 1999                1998                 1998
                                    -------------------- ------------------- ------------------- ---------------------
REVENUES

   Interest                         $        14,484        $       38,499       $       13,701       $       41,979

EXPENSES

   Operating                                  6,251                20,563                5,237               28,825
                                 ------------------       ---------------      ---------------      ---------------

Income from operations                        8,233                17,936                8,464               13,154

Equity in income (loss) of
   operating partnerships                     3,787               141,545              (35,705)            (211,034)
                                    ---------------         -------------       --------------       --------------

NET EARNINGS (LOSS)                 $        12,020          $    159,481        $     (27,241)       $    (197,880)
                                    ===============          ============        =============        =============


NET EARNINGS (LOSS) PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                        $          14.87       $       197.35        $     ( 33.71)       $     (244.88)
                                   ================       ==============        =============       ==============

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                            1999             1998
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                      $   159,481    $  (197,880)

Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities
    Equity in loss (income) of operating partnerships       (141,545)       211,034
    Decrease (increase) in accrued interest receivable       140,083        (15,661)
    Decrease in other liabilities                             (2,500)
    Increase in due to related parties                        11,946         11,250
                                                         -----------    -----------

Net cash provided by operating activities                    167,465          8,743
                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Receipt on note receivable                                   317,713
                                                         -----------
Net cash provided by investing activities                    317,713
                                                         -----------

Net increase in cash and cash equivalents                    485,178          8,743

Cash and cash equivalents at beginning of period             663,495        649,233
                                                         -----------    -----------

Cash and cash equivalents at end of period               $ 1,148,673    $   657,976
                                                         ===========    ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (Unaudited)


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

     The results of operations for the nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

2. The investment in Operating Partnerships as of November 30, 1999 and February 28, 1999 is as follows:


     Amount paid to investee through February 28, 1999            $  16,388,000

     Accumulated cash distributions received from Operating
        Partnerships through February 28, 1999                       (3,180,441)

     Equity in accumulated loss of Operating Partnerships
        through February 28, 1999                                   (12,014,823)
                                                                 --------------

     Balance, February 28, 1999                                       1,192,736

     Equity in income of Operating Partnerships for the nine
        months ended November 30, 1999                                  141,545
                                                                 --------------

     Balance, November 30, 1999                                  $    1,334,281
                                                                 ==============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 1999
                                   (Unaudited)


2.       (Continued)

     The combined balance sheets of the Operating Partnerships as of September 30, 1999 and December 31, 1998 are as follows:

                                                             September 30, 1999
                                                                (Unaudited)          December 31, 1998
                                                             -------------------     -----------------
     ASSETS

     Land                                                       $ 1,150,473           $ 1,150,473
     Buildings and equipment (net of accumulated depreciation
       of $13,497,373 and 12,497,566)                            39,403,185            40,402,992
     Cash and cash equivalents                                    1,106,568             1,951,002
     Tenant accounts receivable                                      48,080
     Deferred costs                                                 460,820               493,546
     Mortgage escrow deposits                                     1,156,276             1,134,739
     Tenant security deposits                                       725,172               725,172
     Prepaid expenses and other assets                               41,229                36,594
                                                                -----------           -----------

                                                                $44,091,803           $45,894,518
                                                                ===========           ===========

     LIABILITIES AND PARTNERS' EQUITY

     Liabilities

       Mortgages payable                                        $26,319,655           $26,522,146
       Notes payable                                                317,713
       Accounts payable and accrued expenses                         80,358               676,712
       Accrued interest                                             132,298               269,139
       Tenant security deposits payable                             725,172               725,172
       Due to general partner and affiliates                      1,273,749             2,028,955
                                                                -----------           -----------

                                                                 28,531,232            30,539,837
                                                                -----------           -----------

     Partners' equity

       Wilder Richman Historic Properties II, L.P.                1,334,281             1,192,736
       General partner                                           14,226,290            14,161,945
                                                                -----------           -----------

                                                                 15,560,571            15,354,681
                                                                -----------           -----------


                                                                $44,091,803           $45,894,518
                                                                ===========           ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 1999
                                   (Unaudited)

2.       (Continued)

     The unaudited statements of operations of the Operating Partnerships for the nine months ended September 30, 1999 and 1998 are as follows:


                                                      1999            1998
                                                   -----------    -----------
     Revenue

     Rent                                          $ 4,903,940    $ 4,586,629
                                                   -----------    -----------

                                                     4,903,940      4,586,629
                                                   -----------    -----------

     Expenses

     Administrative                                    390,320        520,572
     Operating                                       1,765,433      1,820,851
     Management fees                                   144,171        135,967
     Interest                                        1,365,593      1,421,745
     Depreciation and amortization                   1,032,533        994,453
                                                   -----------    -----------

                                                     4,698,050      4,893,588
                                                   -----------    -----------

     Net EARNINGS (loss)                           $   205,890    $  (306,959)
                                                   ===========    ===========


     Net EARNINGS (loss) allocated to

     Wilder Richman Historic Properties II, L.P.   $   141,545    $  (211,034)
     General Partner                                    64,345        (95,925)
                                                   -----------    -----------

                                                   $   205,890    $  (306,959)
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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of November 30, 1999, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 1999, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the nine months ended September 30, 1999 and the repayment of the note receivable from the Operating Partnerships. Cash and cash equivalents of the Partnership includes approximately $582,000 (which was previously held in an operating deficit escrow established in connection with the refinancing of the mortgages of the Operating Partnerships) and approximately $460,000 (which represents the payment of the outstanding advance owed to the Partnership by the Operating Partnerships of $317,713) and accrued interest thereon (of approximately $142,000) which was repaid during the first fiscal quarter of the current year. Pursuant to the Partnership Agreement, such funds may be held or utilized for other Partnership purposes in the discretion of the General
Partner. The General Partner is planning to make a distribution to Limited Partners of record as of December 31, 1999 of approximately $964,000 ($1,205 per Unit) in the first quarter of 2000.

Because the outstanding advance owed to the Partnership was repaid, the Operating Partnerships are no longer subject to restrictions concerning cash flow distributions and the payment of certain fees to affiliates. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1998, the cumulative preferred distribution is approximately $10,813,000. Although recent rental market conditions have been strong, management has been building up its cash balance to protect against potential adverse changes in market conditions and unanticipated expenses. In addition, because the property has been in operation for approximately ten years, management is addressing the potential need for extensive capital improvements that may be necessary in the near future. The General Partner and the Operating General Partner are contemplating the economic benefits of a refinancing of the Property in order to enhance cash flow. Until such time as the Property is refinanced at a lower annual debt service, the Partnership does not anticipate making annual cash flow distributions to Limited Partners (except as discussed below). If a refinancing is ultimately achieved, the resumption of cash flow distributions will be assessed on an ongoing basis, based on the results of operations, the physical condition of the property and the local market conditions, among other things. As of September 30, 1999, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $827,000.

Although the Property is reporting cash flow for the nine months ended September 30, 1999 (see Results From Operations, below), the Operating Partnerships' cash and cash equivalents as of September 30, 1999 have decreased by approximately $844,000 compared to December 31, 1998, due to the payment of the advance and accrued interest thereon by the Operating Partnerships (of approximately $460,000), the payment of accrued management fees (of approximately $226,000) and the payment associated with the accrued litigation settlement (see the annual report dated February 28, 1999). The replacement reserve has increased by approximately $80,000 and accounts payable and accrued expenses decreased by approximately $596,000.

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

Results of Operations

For the nine months ended November 30, 1999, the statement of operations of the Partnership reflects net earnings of $159,481, which includes equity in income of operating partnerships of $141,545. Nonrecognition of income of the Partnership's investment in Dixon Mills Phase I during the nine months ended November 30, 1999 was approximately $62,000 in accordance with the equity method of accounting. The Operating Partnerships reported net earnings during the nine months ended September 30, 1999 of $205,890, inclusive of depreciation and amortization of $1,032,533. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 1999 of approximately $978,000, which includes principal amortization under the mortgages (approximately $202,000) and deposits to required escrows (approximately $58,000). The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 1999.

For the nine months ended November 30, 1998, the statement of operations of the Partnership reflects a net loss of $197,880, which includes equity in loss of operating partnerships of $211,034. Nonrecognition of losses of the Partnership's investment in Dixon Mills Phase I during the nine months ended November 30, 1998 was approximately $94,000 in accordance with the equity method of accounting. The Operating Partnerships reported a net loss during the nine months ended September 30, 1998 of $306,959, inclusive of depreciation and amortization of $994,453. Despite expenditures incurred in connection with planned improvements, the Operating Partnerships generated cash flow of approximately $248,000 after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 1998, which includes principal amortization under the mortgages (approximately $189,000) and deposits to required escrows and interest thereon (approximately $65,000). The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 1998.

Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economizing operations. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex has not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the nine months ended September 30, 1999 and 1998 was approximately 98%. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies will be timely converted. To date, Registrant is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

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

                                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     By: Wilder Richman Historic Corporation
                                         General Partner


Dated:  January 14, 2000                 /s/ Richard Paul Richman
                                         ---------------------------------------
                                         Richard Paul Richman
                                         President and Chief Executive Office