Form 10-K
period 2000-02-29
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2000-06-02
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

                                     0-17793
                            (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                -------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

            Delaware                                            13-3481443
  (State or other jurisdiction                                (I.R.S. Employer
       of organization)                                      Identification No.)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                               06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:             (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

       None
---------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,280,000. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

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

      Working Capital Reserves

      As of February 29, 2000, Registrant had working capital reserves of approximately $180,000, which were substantially invested in interest-bearing deposits. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Taxpayer Relief Act of 1998 and Tax Relief Extension Act of 1999 (collectively the "Tax Acts")

      Registrant is organized as a limited partnership and is a pass through tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investment. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

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

As of December 31, 1999 and 1998, the occupancy and rental rates were as follows:

                            December 31, 1999              December 31, 1998
                            -----------------              -----------------

Occupancy Rate                       98%                            96%
Monthly Rental Rates:
    Studio                  $   589 - $1,044                 $  614 - $1,044
    One-Bedroom             $   706 - $1,695                 $  715 - $1,395
    Two-Bedroom             $   750 - $2,095                 $1,001 - $1,802
    Three-Bedroom           $ 1,758 - $2,495                 $1,658 - $2,395

      The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3. Legal Proceedings

      As of February 29, 2000, there were no material pending legal proceedings to which Registrant or any of its affiliates was a party or to which any of their property was subject except for the following:

     Three complaints have been filed with the Equal Employment Opportunity Commission against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships intend to vigorously defend these matters. The Operating General Partner cannot measure the potential liability, if any, at this time.

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

      b)  Holders

      As of February 29, 2000, there were approximately 742 record holders of Units holding an aggregate of 800 Units in the Partnership.

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

Item 6.     Selected Financial Data

                                                                Year End
                                --------------------------------------------------------------------------
                                   February     February           February      February      February
                                   29, 2000     28, 1999           28, 1998      28, 1997      29, 1996
                                   --------     --------           --------      --------      --------
Total revenues
  (Interest income)             $    54,009   $    52,660       $    55,276    $    50,994    $    43,259

Equity in income(loss) of
  investment in Operating
  Partnerships                  $   128,830   $  (508,146)(b)   $  (358,875)   $  (799,980)   $  (745,393)(a)

Net income (loss)               $   146,652   $  (488,061)      $  (333,793)   $  (779,882)   $  (736,763)

Net income (loss) per unit of
 limited partnership interest   $       181   $      (604)      $      (413)   $      (965)   $      (912)
At year end:
  Total assets                  $ 1,511,679   $ 2,314,027       $ 2,787,088    $ 3,105,881    $ 3,870,763

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources

      The operating results of the Complex for 1999 (before extraordinary charges) were favorable compared to 1998. During 1992, the mortgages of the Operating Partnerships were modified pursuant to agreements among Federal National Mortgage Association ("FNMA" or the "Lender"), Chase Manhattan Bank, N.A. ("Chase") and the Operating General Partner. At such time, the Partnership obtained the consent of the limited partners to utilize the proceeds from the final distribution from the guaranteed investment contracts to assist in modifying the mortgages. As a result of the mortgage modification, the interest rate under the mortgages decreased from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. The mortgage terms expired May 1, 2000, at which time the mortgages were refinanced (see description below). Recently, there has been ongoing new construction of luxury multi-family housing in the vicinity of the Complex. Such housing includes apartments with asking rents that are comparable and substantially higher than rents currently charged by the Complex. It has not been determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future.

      The Operating General Partner has informed the Partnership that, as of April 28, 2000, the Operating Partnerships refinanced their current respective outstanding mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae Pass-through Certificate Program/Dixon Mill Apartments Project). Prior to the refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships have purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction (approximately $800,000), and fund reserves for capital improvements (approximately $1,365,000).

      As a result of the refinancing and the funding of reserves for capital improvements, the Partnership understands that the Operating General Partner intends to make approximately $1.6 million in capital improvements to the Complex. The planned improvements include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the complex.

      Because of the reduction of the mortgage interest rate, there may be greater potential for the Partnership to make cash distributions to the Limited Partners on a regular basis. However, the Partnership's ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition and market conditions, and therefore may be subject to significant volatility. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partners and the General Partner plan to periodically assess the possible resumption of cash flow distributions, on an ongoing basis, based on the results of operations, the physical condition of the Property, the then current interest rates, and local market conditions, among other things.

      In connection with the mortgage modification in 1992, Chase and the Partnership each provided advances of $317,713. During 1995, Chase agreed to release the Operating Partnerships from substantially all of the outstanding liabilities owed to Chase in connection with outstanding advances and accrued interest thereon . Such outstanding advances owed to the Partnership and all accrued interest thereon were repaid by the Operating Partnerships during April 1999.

      Because the outstanding advance owed to the Partnership was repaid, the Operating Partnerships are no longer subject to restrictions concerning cash flow distributions and the payment of certain fees to affiliates. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 1999, the cumulative preferred distribution is approximately $12,176,469. As of December 31, 1999, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $827,000.

     As of December 31, 1999, the Operating Partnerships' net liquidity improved compared to December 31, 1998. Although cash and cash equivalents decreased by approximately $613,000, the replacement reserve increased by approximately $80,000, accounts payable and accrued expenses decreased by approximately $517,000 and amounts due to related parties decreased by approximately $744,000 due to the payment of accumulated accrued management fees and investor service fees.

      The Operating General Partner settled two complaints which were filed in Federal Court by former employees of the Operating Partnerships (one of whom is a relative of the principals of the Operating General Partner) claiming sexual harassment on behalf of the Operating Partnerships during 1999, each in the amount of $250,000 inclusive of respective legal fees. Such settlements were conducted despite the General Partner's refusal to provide its consent upon the request of the Operating General Partner. The Partnership referred the matter to Partnership counsel for review and advice. The General Partner believes such request for consent was procedurally inappropriate. The results of the settlements were accrued in the Operating Partnerships' financial statements as of December 31, 1998.

     As discussed above, during the year ended February 29, 2000, the Partnership received full payment of its outstanding advance and accrued interest thereon from the Operating Partnerships. As a result, the Partnership made a distribution to limited partners in the amount of $964,000 ($1,205 per unit) in February, 2000. During the year ended February 29, 2000, the Partnership's investment in Operating Partnerships increased by $128,830 as a result of the equity in income of investment in Operating Partnerships.

     The annual investor service fees are payable from the operations of the Operating Partnerships and from reserves. As of February 29, 2000 due to affiliates includes $170,000 of accrued investor service fees, which includes the Partnership's expense for the last eight fiscal periods and $50,000 otherwise payable from the final distribution of the guaranteed investment contracts in January 1992.

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

     Year Ended February 29, 2000

     During the year ended February 29, 2000 the Partnership earned interest of approximately $54,000 which was comparable to the previous fiscal period. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1999. The operating expenses of the Partnership are not expected to vary significantly in the near future although interest revenue is expected to decline substantially as a result of the distribution to limited partners. Registrant's equity in income in Operating Partnerships does not include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I and II in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 1999 in the amount of approximately $239,000, inclusive of depreciation and amortization of approximately $1,386,000. The Operating
Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,293,000 during 1999, which considers principal amortization under the mortgages (approximately $272,000) and net deposits to the replacement reserve (approximately $65,000). Occupancy remained consistently high throughout 1999, while management has steadily increased rental rates, resulting in an increase in rental revenues of approximately $436,000 compared to 1998.

     The Operating Partnerships did not utilize any replacement reserves during 1999. Although the results of operations have steadily improved, management continues to examine methods to maintain healthy occupancy rates while steadily increasing rental rates and to closely monitor its operating costs. In addition, management is addressing the potential need for capital improvements to be conducted in the near future. As of December 31, 1999, the occupancy rate was approximately 98%. Although operations have significantly improved since the mortgage modification in June 1992, the future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and the regional economy, and therefore may be subject to significant volatility.

     Year Ended February 28, 1999

     During the year ended February 28, 1999, the Partnership earned interest of approximately $53,000 including approximately $21,000 of accrued interest on advances provided to the Operating Partnerships. During the year ended February 28, 1999, interest earnings was comparable to the previous fiscal period. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1998. Registrant's equity in loss in Operating Partnerships does not include a 99% allocation of the loss reported by the Operating Partnerships due to the nonrecognition of losses in excess of Registrant's investment in Dixon Mills I in accordance with the equity method of accounting.

     The Operating Partnerships reported a net loss for the year ended December 31, 1998 in the amount of approximately $748,000, inclusive of depreciation and amortization of approximately $1,377,000 and the extraordinary charge in connection with the litigation settlement of $500,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $549,000 during 1998, which considers principal amortization under the mortgages (approximately $254,000) and net deposits to the replacement reserve (approximately $85,000), and excludes the extraordinary charge and accrued interest to the Partnership (approximately $21,000). Occupancy remained consistently high throughout 1998, while management steadily increased rental rates, resulting in an improvement in operating results compared to 1997. As of December 31, 1998, the occupancy rate was approximately 96%. The Operating Partnerships did not utilize any replacement reserves during 1998.

     Year Ended February 28, 1998

     During the year ended February 28, 1998, the Partnership earned interest of approximately $55,000 including approximately $21,000 of accrued interest on advances provided to the Operating Partnerships. The Partnership's operating expenses (which include accrued investor service fees of $15,000) were comparable to the year ended February 28, 1997. Registrant's equity in loss in Operating Partnerships does not include a 99% allocation of the loss reported by the Operating Partnerships due to the nonrecognition of losses in excess of Registrant's investment in Dixon Mills I in accordance with the equity method of accounting.

     The Operating Partnerships reported a net loss from operations for the year ended December 31, 1997 in the amount of approximately $493,000, inclusive of depreciation and amortization of approximately $1,360,000. However, the Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $476,000 during 1997, which considers principal amortization under the mortgages (approximately
$238,000) and net deposits to required escrows (approximately $121,000) and excludes accrued interest to the Partnership (approximately $21,000). Occupancy remained consistently high throughout 1997, while management steadily increased rental rates. The Operating Partnerships did not utilize any replacement reserves during 1997. As of December 31, 1997, the occupancy rate was approximately 99%.

     Inflation

     Inflation is not expected to have a material adverse impact on Registrant's revenues during its period of equity ownership in the Operating Partnerships except as discussed below under Quantitative and Qualitative Disclosures About Market Risk.

      Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The Partnership has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which the Partnership relies, including the Operating Partnerships which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, have been or will be sufficiently converted. To date, the Partnership is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by the Partnership or another entity would not have a material adverse impact on the Partnership.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

      The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Operating Partnerships' mortgages as refinanced as of April 28, 2000. Although an interest rate cap has been purchased, an increase in the low-floater interest rates could have a material adverse impact on the Partnership's results of operations.

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

      The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

  Name                   Age      Office
  ----                   ---      ------

  Richard Paul Richman    52      President and Director

  Robert H. Wilder, Jr.   54      Executive Vice President, Assistant Secretary,
                                  Treasurer and Director.

  Gina S. Scotti          43      Secretary

      Richard Paul Richman, 52 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

      Robert H. Wilder, Jr., 54 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

      Gina S. Scotti, 43 years old, is Secretary of WRHC. Ms. Scotti, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

Item 11.   Executive Compensation

      The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 29, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 29, 2000.

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

      Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned management fees of $82,678 in 1999 and received payment of $76,329.

      Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $60,000 in 2000 for its performance in connection with investor services for the Partnership and the Operating Partnerships and received payment of $270,000 for prior years accrued investor service fees from the Operating Partnerships in 1999.

      Indebtedness of Management

      No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 29, 2000 and February 28, 1999.

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

      b)  Reports on Form 8-K

        None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of June, 2000.

                                Wilder Richman Historic Properties II, L.P.

                                By:  Wilder Richman Historic Corporation,
                                     General Partner

                                By:  /s/  Richard Paul Richman
                                     ---------------------------------------
                                      Richard Paul Richman
                                      President and Director

                                By:  /s/  Robert H. Wilder, Jr.
                                     ---------------------------------------
                                      Robert H. Wilder, Jr.
                                      Executive Vice President and Director

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          FINANCIAL STATEMENTS FOR THE

            YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND 1998

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          Financial Statements for the

            Years Ended February 29, 2000, February 28, 1999 and 1998

                        and Independent Auditors' Report

                                 C O N T E N T S
                                 ---------------

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

   Statements of operations                                       F-4

   Statements of partners' equity                                 F-5

   Statements of cash flows                                       F-6

   Notes to financial statements                               F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut

We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 29, 2000 and February 28, 1999, and the related statements of operations, partners' equity, and cash flows for the years ended February 29, 2000, February 28, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 29, 2000 and February 28, 1999 and the results of its operations, changes in partners' equity and cash flows for the years ended February 29, 2000, February 28, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

May 30, 2000
New York, New York

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS

                                                      February 29,  February 28,
           A S S E T S                                   2000           1999
           -----------                                -----------    -----------

INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 7)                               $ 1,321,566    $ 1,192,736

CASH AND CASH EQUIVALENTS (Note 2)                       180,125        663,495

NOTE RECEIVABLE (Note 3)                                    --          317,713

ACCRUED INTEREST RECEIVABLE (Note 3)                        --          140,083

OTHER ASSETS                                               9,988           --
                                                     -----------    -----------

                                                     $ 1,511,679    $ 2,314,027
                                                     ===========    ===========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Other liabilities                                 $    10,000    $    10,000

   Due to related parties (Note 4)                       184,201        169,201
                                                     -----------    -----------

                                                         194,201        179,201
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

PARTNERS' EQUITY (Notes 2 and 5):

   Limited partners' equity                            1,460,972      2,279,787

   General partner's deficit                            (143,494)      (144,961)
                                                     -----------    -----------

                                                       1,317,478      2,134,826

                                                     $ 1,511,679    $ 2,314,027
                                                     ===========    ===========

                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                  ----------------------------------------
                                                  February 29,  February 28,  February 28,
                                                     2000         1999           1998
                                                  -----------   ------------  ------------
Revenues:

Interest income                                     $  54,009    $  52,660    $  55,276
                                                    ---------    ---------    ---------

Expenses:

Operating                                              36,187       32,575       30,194
                                                    ---------    ---------    ---------

  Income from operations                               17,822       20,085       25,082
                                                    ---------    ---------    ---------

Equity in income (loss) of Operating Partnerships

from operations                                       128,830     (186,393)    (358,875)
Extraordinary item - operating partnership
litigation setttlement  (Note 7)                         --       (321,753)        --
                                                    ---------    ---------    ---------

Net income (loss) from operating partnerships         128,830     (508,146)    (358,875)
                                                    ---------    ---------    ---------


           NET  INCOME (LOSS)                       $ 146,652    $(488,061)   $(333,793)
                                                    =========    =========    =========

Net income (loss) attributable to:

     Limited partners                               $ 145,185    $(483,180)   $(330,455)

     General partner                                    1,467       (4,881)      (3,338)
                                                    ---------    ---------    ---------

                                                    $ 146,652    $(488,061)   $(333,793)
                                                    =========    =========    =========
Net income (loss) per unit of limited
 partnership interest                               $     181    $    (604)   $    (413)
                                                    =========    =========    =========

                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                                                                        Limited         General
                                                           Total        partners         partner
Partners' equity (deficit), March 1, 1997               $ 2,956,680    $ 3,093,422    $  (136,742)

Net loss, year ended February 28, 1998                     (333,793)      (330,455)        (3,338)
                                                        -----------    -----------    -----------

Partners' equity (deficit),  February 28, 1998            2,622,887      2,762,967       (140,080)

Net loss, year ended February 28, 1999                     (488,061)      (483,180)        (4,881)
                                                        -----------    -----------    -----------

Partners' equity (deficit) February 28, 1999              2,134,826      2,279,787       (144,961)

Distribution                                               (964,000)      (964,000)          --

Net income,  year ended February 29, 2000                   146,652        145,185          1,467
                                                        -----------    -----------    -----------

Partners equity (deficit) February 29, 2000             $ 1,317,478    $ 1,460,972    $  (143,494)
                                                        ===========    ===========    ===========


Limited partnership units outstanding at February 29,
    2000,  February 28, 1999 and 1998                           800
                                                         ==========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended
                                                           ------------------------------------------
                                                           February 29,   February 28,  February  28,
                                                                2000         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $ 146,652    $(488,061)   $(333,793)
                                                              ---------    ---------    ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Equity in (income) loss of Operating Partnerships       (128,830)     508,146      358,875
       Changes in assets and liabilities:
         Decrease (increase) in accrued interest receivable     140,083      (20,823)     (20,824)
         Increase in other assets                                (9,988)        --           --
         Increase in due to related parties                      15,000       15,000       15,000
                                                              ---------    ---------    ---------

          Total adjustments                                      16,265      502,323      353,051
                                                              ---------    ---------    ---------

          Net cash provided by operating activities             162,917       14,262       19,258
                                                              ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                   (964,000)        --           --
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Receipt of  note receivable                                  317,713         --           --
                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (483,370)      14,262       19,258

CASH AND CASH EQUIVALENTS, beginning of year                    663,495      649,233      629,975
                                                              ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                        $ 180,125    $ 663,495    $ 649,233
                                                              =========    =========    =========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 and 1998
         --------------------------------------------------------------

1.      ORGANIZATION
        ------------

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

2.      SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        -------------------------------------------

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

3.      INVESTMENTS IN OPERATING PARTNERSHIPS
        -------------------------------------

        The Investments in Operating Partnerships are as follows:

                                                 Dixon          Dixon           Dixon
                                                 Mill I        Mill II         Mill III        Total
                                                -----------   -----------    -----------    -----------
Balance, March 1,1997                        $         --     $   632,511    $ 1,427,246    $ 2,059,757

Equity in loss of Operating Partnerships               --        (269,557)       (89,318)      (358,875)
                                                -----------   -----------    -----------    -----------

Balance, February 28, 1998                             --         362,954      1,337,928      1,700,882

Equity in loss of Operating Partnerships               --        (362,954)      (145,192)      (508,146)
                                                -----------   -----------    -----------    -----------


Balance, February 28, 1999                             --            --        1,192,736      1,192,736

Equity in income of Operating Partnerships             --          33,326         95,504        128,830
                                                -----------   -----------    -----------    -----------

Balance, February 29, 2000                   $         --     $    33,326    $ 1,288,240    $ 1,321,566
                                             ==============   ===========    ===========    ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

           YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28,1999 AND 1998

3.      INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)
        -------------------------------------------------

        The combined balance sheets of the Operating Partnerships at December 31, 1999 and 1998 are shown below.

                                                                 December 31,
                                                              1999         1998
        Assets:

          Land                                             $ 1,150,473   $ 1,150,473
          Buildings (net of accumulated depreciation
             of $ 13,840,014 and $12,497,566 in 1999 and

             1998, respectively)                            39,205,029    40,402,992
          Cash and cash equivalents                          1,338,266     1,951,002
          Deferred costs                                       449,912       493,546
          Mortgage escrow deposits                           1,199,642     1,134,739
          Tenant security deposits                             789,828       725,172
          Other assets                                          76,687        36,594
                                                           -----------   -----------

               Total assets                                $44,209,837   $45,894,518
                                                           ===========   ===========

        Liabilities:

          Mortgages payable                                $26,249,814   $26,522,146
          Note payable                                            --         317,713
          Accounts payable and accrued expenses                159,007       676,712
          Accrued interest payable                             132,298       269,139
          Tenants' security deposits payable                   789,828       725,172
          Due to general partner and affiliates              1,284,524     2,028,955
                                                           -----------   -----------

              Total liabilities                             28,615,471    30,539,837
                                                           -----------   -----------

        Partners' equity:

          Wilder Richman Historic Properties II, L.P.        1,321,566     1,192,736
          General partner                                   14,272,800    14,161,945
                                                           -----------   -----------

               Total partners' equity                       15,594,366    15,354,681
                                                           -----------   -----------

               Total liabilities and partners' equity      $44,209,837   $45,894,518
                                                           ===========   ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

3.  INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)
    -------------------------------------------------

    The combined statements of operations of the Operating Partnerships for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                    Year ended December 31,
                                                            ----------------------------------------
                                                                1999         1998            1997
                                                            -----------   -----------    -----------
 Revenues:
    Rent                                                    $ 6,519,761   $ 6,083,567    $ 5,803,104
    Interest                                                     82,374        56,291         31,153
                                                            -----------   -----------    -----------

                                                              6,602,135     6,139,858      5,834,257
                                                            -----------   -----------    -----------
 Expenses:
    Administrative                                              993,470       997,976        958,904
    Operating                                                 2,009,050     2,018,481      2,005,544
    Management fees                                             189,194       178,610        169,787
    Interest                                                  1,784,654     1,816,393      1,832,950
    Depreciation and amortization                             1,386,082     1,376,710      1,360,247
                                                            -----------   -----------    -----------
                                                              6,362,450     6,388,170      6,327,432
                                                            -----------   -----------    -----------

Income (loss) before extraordinary item                         239,685      (248,312)      (493,175)

 Extraordinary item - litigation settlement                        --        (500,000)          --
                                                            -----------   -----------    -----------

      NET INCOME (LOSS)                                     $   239,685   $  (748,312)   $  (493,175)
                                                            ===========   ===========    ===========


  Income (loss) before extraordinary item allocated to
     Wilder Richman Historic Properties II, L.P.            $   128,830   $  (186,393)   $  (358,875)

   Extraordinary item                                              --        (321,753)          --
                                                            -----------   -----------    -----------

   Net income (loss) allocated to Wilder Richman Historic
       Properties II, L.P.                                  $   128,830   $  (508,146)   $  (358,875)
                                                            ===========   ===========    ===========

   Income (loss) before extraordinary item allocated to
        Dixon Venture Corp.                                 $   110,855   $   (61,919)   $  (134,300)

       Extraordinary item                                          --        (178,247)          --
                                                            -----------   -----------    -----------

       Net income (loss) allocated to Dixon Venture Corp.   $   110,855   $  (240,166)   $  (134,300)
                                                            ===========   ===========    ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

3.   INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)
     -------------------------------------------------

      In connection with the modification of the mortgages of the Operating Partnerships on June 11, 1992, the Partnership provided (i) an advance of $300,000 to assist in covering costs associated with such modification and
      (ii) a letter of credit to Federal National Mortgage Association ("FNMA"), the lender, in the amount of $600,000. Such letter of credit was provided to assist in covering future operating shortfalls, if any, of the Operating Partnerships in order to avoid default under their respective mortgage obligations. The term of the letter of credit was the later of
      (i) January 1, 1996 or (ii) the ability of the operating Partnerships to operate at a debt service coverage ratio of 1.10 for a twelve month period. Such condition was satisfied for the twelve-month period ended December 31, 1994; accordingly, the Partnership's letter of credit was released on January 1, 1996. The Partnership provided an advance of $17,713 during 1992 to cover operating shortfalls pursuant to the terms of the mortgage modification. Any such advances bear interest at 6.5% per annum and are guaranteed by principals of the Operating General Partner to the extent that such sums would have otherwise been advanced pursuant to their operating deficit guarantee obligation. Outstanding advances as of February 28, 1999 amounted to $317,713 with accrued interest thereon of $140,083 at February 28, 1999. The Operating Partnerships paid the outstanding advances in the amount of $317,713 and accrued interest in the amount of $142,091 in April, 1999.

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     An annual investor services fee is payable to an affiliate of the general partner of the Partnership in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 29, 2000 and February 28, 1999, due to related parties includes $170,000 and $155,000, respectively of Investor Services fees payable from the Partnership and the Operating Partnerships.

     At February 29, 2000 and February 28, 1999, due to related parties also includes $9,846 due to the Operating Partnerships.

     An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. The affiliated management agent earned $82,678 and $78,444 in the years ended December 31, 1999 and 1998, respectively of which $76,329 was paid in 1999 and $35,004 was paid in 1998.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

5.      PARTNERS' EQUITY
        ----------------

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

6.      TAXABLE LOSS
        ------------

        A reconciliation of the financial statement loss of the Partnership for the years ended February 29, 2000 and February 28, 1999 and 1998 to the net loss as shown on the tax returns for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                             Year ended
                                                                             December 31,
                                                              -------------------------------------------
                                                                    1999          1998           1997
                                                               -----------    -----------    -----------
       Financial  statement income (loss) for the year ended
         February 29, 2000, February 28,1999 and 1998,
           respectively                                        $   146,652    $  (488,061)   $  (333,793)

       Less transactions occurring during January 1 to end of February of respective periods:

          Interest income                                           (3,226)        (1,308)        (1,426)
          Fees to related party not deductible
             under Internal Revenue Code Section 267                15,000         15,000         15,000
                                                               -----------    -----------    -----------

                                                                   158,426       (474,369)      (320,219)

       Financial statement to tax return difference arising from investments in Operating Partnerships:

       Fees to related party                                      (720,068)          --             --

       Litigation settlement                                      (495,000)       321,753           --


       Excess of depreciation expense of  the operating
         partnerships for income  tax purposes over
         financial reporting purposes                           (1,089,908)    (1,064,685)    (1,148,570)
                                                               -----------    -----------    -----------

       Taxable loss                                            $(2,146,550)   $(1,217,301)   $(1,468,789)
                                                               ===========    ===========    ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

7.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Preferred return

        Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 1999, the cumulative preferred amount due from the Operating Partnerships is $12,176,469. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

                             DIXON MILLS ASSOCIATES

                      COMBINED FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                        AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES

                      Combined Financial Statements for the

                  Years Ended December 31, 1999, 1998 and 1997

                        and Independent Auditors' Report

                                 C O N T E N T S
                                 ---------------

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

   Combined statements of operations                                  F-19

   Combined statements of partners' equity                            F-20

   Combined statements of cash flows                                  F-21

   Notes to combined financial statements                          F-22 - F-27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
Dixon Venture Corp.
Secaucus, New Jersey

and

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut

We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

March 28, 2000, except for Note 9
which is dated April 28, 2000
New York, New York

                             DIXON MILLS ASSOCIATES

                             COMBINED BALANCE SHEETS

                                                                  December 31,
                                                           -------------------------
           A S S E T S                                        1999           1998
           -----------                                     -----------   -----------
LAND (Notes 2 and 5)                                       $ 1,150,473   $ 1,150,473

BUILDINGS (net of accumulated depreciation
   of $13,840,014 and $12,497,566 in 1999 and 1998,
    respectively) (Notes 2 and 5)                           39,205,029    40,402,992

CASH AND CASH EQUIVALENTS (Note 2)                           1,338,266     1,951,002

DEFERRED COSTS (Notes 2 and 9)                                 449,912       493,546

MORTGAGE ESCROW DEPOSITS (Note 5)                            1,199,642     1,134,739

TENANT SECURITY DEPOSITS                                       789,828       725,172

OTHER ASSETS                                                    76,687        36,594
                                                           -----------   -----------

                                                           $44,209,837   $45,894,518

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Mortgages payable (Notes 5 and 9)                       $26,249,814   $26,522,146

   Note payable (Note 6)                                          --         317,713

   Accounts payable and accrued expenses (Note 7)              159,007       676,712

   Accrued interest payable (Notes 5 and 6)                    132,298       269,139

   Tenants' security deposits payable                          789,828       725,172

   Due to general partner and affiliates (Notes 4 and 6)     1,284,524     2,028,955
                                                           -----------   -----------

                                                            28,615,471    30,539,837

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY (Note 3):
   WILDER RICHMAN HISTORIC
    PROPERTIES II, L.P., LIMITED PARTNER                     1,321,566     1,192,736

   DIXON VENTURE CORP., GENERAL PARTNER                     14,272,800    14,161,945
                                                           -----------   -----------

                                                            15,594,366    15,354,681

                                                           $44,209,837   $45,894,518
                                                           ===========   ===========

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF OPERATIONS

                                                                  Year  ended
                                                                   December 31,
                                                         ----------------------------------------
                                                             1999        1998            1997
                                                         -----------   -----------    -----------
Revenues:
   Rent                                                  $ 6,519,761   $ 6,083,567    $ 5,803,104
   Interest                                                   82,374        56,291         31,153
                                                         -----------   -----------    -----------

                                                           6,602,135     6,139,858      5,834,257
                                                         -----------   -----------    -----------
Expenses:
   Administrative                                            993,470       997,976        958,904
   Operating                                               2,009,050     2,018,481      2,005,544
   Management fees (Note 4)                                  189,194       178,610        169,787
   Interest (Notes 5 and 6)                                1,784,654     1,816,393      1,832,950
   Depreciation and amortization                           1,386,082     1,376,710      1,360,247
                                                         -----------   -----------    -----------
                                                           6,362,450     6,388,170      6,327,432
                                                         -----------   -----------    -----------

Income (loss) before extraordinary item                      239,685      (248,312)      (493,175)

Extraordinary item - litigation settlement (Note 8)             --        (500,000)          --
                                                         -----------   -----------    -----------

        NET INCOME (LOSS)                                $   239,685   $  (748,312)   $  (493,175)
                                                         ===========   ===========    ===========

Income (loss) before extraordinary item allocated to
    Wilder Richman Historic Properties II, L.P.          $   128,830   $  (186,393)   $  (358,875)

Extraordinary item                                              --        (321,753)          --
                                                         -----------   -----------    -----------

Net income (loss) allocated to Wilder Richman Historic
     Properties II, L.P.                                 $   128,830   $  (508,146)   $  (358,875)
                                                         ===========   ===========    ===========

Income (loss) before extraordinary item allocated to
     Dixon Venture Corp.                                 $   110,855   $   (61,919)   $  (134,300)

Extraordinary item                                              --        (178,247)          --
                                                         -----------   -----------    -----------

Net income (loss) allocated to Dixon Venture Corp.       $   110,855   $  (240,166)   $  (134,300)
                                                         ===========   ===========    ===========


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     COMBINED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            Limited          General
                                              Total         partner          partner
                                           ------------    ------------    ------------

Partners' equity, January 1, 1997          $ 16,596,168    $  2,059,757    $ 14,536,411

Net loss, year ended December 31, 1997         (493,175)       (358,875)       (134,300)
                                           ------------    ------------    ------------

Partners' equity, December 31, 1997          16,102,993       1,700,882      14,402,111

Net loss, year ended December 31, 1998         (748,312)       (508,146)       (240,166)
                                           ------------    ------------    ------------

Partners' equity, December 31, 1998          15,354,681       1,192,736      14,161,945

Net income, year ended December 31, 1999        239,685         128,830         110,855
                                           ------------    ------------    ------------

Partners' equity, December 31, 1999        $ 15,594,366    $  1,321,566    $ 14,272,800
                                           ============    ============    ============

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                    -----------------------------------------
                                                                     1999             1998             1997
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $   239,685    $  (748,312)   $  (493,175)
                                                                    -----------    -----------    -----------
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                                    1,386,082      1,376,710      1,360,247
   Change in assets:
     Increase in mortgage escrow deposits                               (64,903)       (67,005)      (165,513)
     Increase in tenant security deposits                               (64,656)       (55,487)       (39,685)
     Increase in other assets                                           (40,093)        (2,551)       (32,108)
   Change in liabilities:
     Increase (decrease) in accounts payable
       and accrued expenses                                            (517,705)       539,628         18,666
     Increase (decrease) in accrued interest payable                   (136,841)        19,405         19,446
     Increase in tenants security deposits payable                       64,656         55,487         39,685
     Increase (decrease) in due to general partner and affiliates      (744,431)       188,606        179,783
                                                                    -----------    -----------    -----------

         Total adjustments                                             (117,891)     2,054,793      1,380,521
                                                                    -----------    -----------    -----------
         Net cash provided by operating activities                      121,794      1,306,481        887,346
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                            (144,485)      (260,594)       (52,333)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of mortgages payable                                        (272,332)      (254,748)      (238,234)
   Payment of note payable                                             (317,713)          --             --
                                                                                   -----------    -----------

        Net cash used in financing activities                          (590,045)      (254,748)      (238,234)
                                                                    -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                            (612,736)       791,139        596,779

CASH AND CASH EQUIVALENTS,

 beginning of year                                                    1,951,002      1,159,863        563,084
                                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
 end of year                                                        $ 1,338,266    $ 1,951,002    $ 1,159,863
                                                                    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during year for interest                                  $ 1,921,495    $ 1,796,988    $ 1,813,502
                                                                    ===========    ===========    ===========

                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. COMBINATION AND ORGANIZATION
   ----------------------------

     The  combined  financial  statements  include  the  accounts  of Dixon Mill
     Associates I (Phase One), Limited Partnership ("DM I"), Dixon Mill Associates II, (Phase Two), Limited Partnership ("DM II") and Dixon Mill Associates III, (Phase Three), Limited Partnership ("DM III") after elimination of all significant intercompany balances and transactions.

     Description of the business

     The partnerships are collectively known as "Dixon Mills Associates" or the "Operating Partnerships", each of which owns one phase of an aggregate 433 units of residential apartments located in Jersey City, New Jersey, that consist of buildings that are designated as "certified historic structures" by the U.S. Department of the Interior. The Operating Partnerships have constructed, rehabilitated, and own and operate the complex. In accordance with the tax exempt financing of the complex, the Operating Partnerships are required to rent 15% to 20% of the apartment units to individuals of low or moderate income.

     On July 15, 1988, the Operating Partnerships transferred their 99% limited partnership interests to Wilder Richman Historic Properties II, L.P. (the "Limited Partner") in connection with that limited partnership's public offering. The remaining 1% interest remained with the Operating General Partner, Dixon Venture Corp. ("DVC").

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

     Financial statements

     The financial statements of the Operating Partnerships are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Operating Partnerships.

     Combined financial statements are presented as the companies are under common control, ownership, and management.

     Land and buildings

     Land and buildings are stated at lower of cost or net realizable value, ("NRV"). NRV is the net cash flow necessary to recover costs exclusive of debt service. Depreciation on buildings is computed on the straight-line method. The depreciable life assigned is 40 years for the real property.

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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   -------------------------------------------

     Cash and cash equivalents

     For purposes of the statements of cash flows, the Operating Partnerships consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost which approximates fair value.

     Deferred costs

     Deferred costs represent costs incurred in connection with the mortgages (Note 5) and are being amortized over the term of the mortgages using the straight line method (Note 9).

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

3.   PARTNERS' EQUITY
     ----------------

     In accordance with the Partnership Agreement, income and losses are to be allocated 1% and 99% to the General Partner and the Limited Partner, respectively. Any equity in loss in excess of the Limited Partner's investment balance in an operating partnership is allocated to the General Partner.

     The Operating Partnerships did not allocate 99% of the income reported in 1999 to the Limited Partner due to the non-allocation of previous years' losses in excess of the Limited Partner's investment in Dixon Mills I & II in accordance with the equity method of accounting.

     Distributions

     The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 1999 is $12,176,469. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3.   PARTNERS' EQUITY (CONTINUED)
     ----------------------------

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

        - 99% to the Limited Partner and 1% to the Operating General Partner, until the Limited Partner has received an amount equal to the unpaid cumulative Preference Amount.

        - The balance of adjusted capital contributions of the General Partner.

        - The balance, if any, 75% to the Limited Partner and 25% to the Operating General Partner.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with related parties. Included in the balance sheet are the following items:

        Due to(from):

                                                           1999           1998
                                                           ----           ----

          Morris Property Management               $      9,524     $  535,304
          Morris Realty                                  (5,259)        (5,259)
          DVC                                           936,830        936,830
          Wilder Richman Management Corporation         298,429        292,080
          RG Housing Advisors, Inc.                        -            90,000
          Richman Asset Management, Inc.                 45,000        180,000
                                                   ------------      ---------

                                                     $1,284,524     $2,028,955

     The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $82,678 in 1999, $78,444 in 1998 and $74,915 in
     1997. WRMC received payments of $76,329 and $35,004 in 1999 and 1998 respectively. In addition, property management fees of $106,516, $100,166 and $94,872 were incurred in 1999, 1998 and 1997, respectively to Morris Property Management, an affiliate of the General Partner. Morris Property Management received payments of $632,296 in 1999 for accumulated accrued management fees.

     The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, Inc., an affiliate of the Limited Partner in 1999, 1998 and 1997 and paid Richman Asset Management, Inc.

     $270,000 in 1999 for accumulated accrued investor service fees.

5.   MORTGAGES PAYABLE
     -----------------

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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5.   MORTGAGES PAYABLE (CONTINUED)

     The interest rate on the Mortgages is 6.74% with a monthly payment of $170,978. Principal amortization is based on a thirty-five year payment period. The Mortgages are scheduled to mature as follows:

                       2000                                   290,713
                       2001                                   310,924
                       2002                                   332,540
                       2003                                   356,499
                       2004                                   381,283
                       Thereafter                          24,577,855
                                                          -----------
                                                          $26,249,814
                                                          ===========

     The Mortgages were refinanced on April 28, 2000 (see Note 9).

     The Replacement Reserve (included in mortgage escrow deposits) shall be used exclusively to pay for certain repairs or replacements, subject to the approval of the Lender. The balance in this account was $826,685 and $747,117 at December 31, 1999 and 1998 respectively.

6.   NOTE PAYABLE
     ------------

     The Limited Partner advanced $277,500 in connection with the Mortgages which bear interest at 6.50%. Payments of principal and interest could commence no sooner than January 1, 1996 depending on, among other things, cash flow generated by the Operating Partnerships. The principal balance and unpaid interest become due upon a sale or refinancing of the property. In addition, the Limited Partner provided FNMA with a letter of credit and cash in the amount of $622,500 (the "Limited Partner Operating Deficit Escrow") to provide assistance in the event the Operating Partnerships experience future operating deficits. Pursuant to the Operating Deficit Escrow Agreement, FNMA released the letter of credit in January 1996. Any amount drawn on the Limited Partner Operating Deficit Escrow bears interest at 6.50%. To the extent the Operating Partnerships make distributions of net cash flow, all such net cash flow with respect to the applicable distribution periods must be paid to the Limited Partner until the amounts outstanding to the Limited Partner are satisfied. In April 1999, the Partnership repaid the outstanding advances of $317,713 and accrued interest of $142,091.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Three complaints have been filed with the Equal Employment Opportunity Commission against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships intend to vigorously defend these matters. The Operating General Partner cannot measure the potential liability, if any, at this time.

8.   EXTRAORDINARY ITEM - LITIGATION SETTLEMENT,  1998
     -------------------------------------------------

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

9.   SUBSEQUENT EVENT
     ----------------

     The Operating Partnerships refinanced their respective outstanding mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency
     Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project as of April 28, 2000). The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and (b) variable-rate taxable bonds in the amount of $2,165,000. The Operating Partnerships have purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion , and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction (approximately $800,000), and fund reserves for capital improvements (approximately $1,365,000).

     As a result of the refinancing, deferred costs of $449,912 reflected on the Operating Partnerships' balance sheet as of December 31, 1999 will be amortized in the year ended December 31, 2000.

     The new mortgage terms require monthly payments of $6,362 to a replacement reserve.