Form 10-Q
period 2000-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2000-07-17
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

OR

 ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to__________

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


Yes [X]      No___

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information

Table of Contents

Item 1.    Financial Statements                                            Page
                                                                           ----
           Balance Sheets as of May 31, 2000 (Unaudited)
           and February 29, 2000                                             3

           Statements of Operations for the three months
             ended May 31, 2000 and 1999 (Unaudited)                         4

           Statements of Cash Flows for the three months
             ended May 31, 2000 and 1999 (Unaudited)                         5

           Notes to Financial Statements as of May 31, 2000
             (Unaudited)                                                     6

Item 2.    Management's Discussion and Analysis of Financial
           and Results of Operations                                         9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk        11

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                              May 31, 2000       February 29,
                                              (Unnaudited)           2000
                                              ------------           ----
ASSETS

Cash and cash equivalents                    $    180,538        $    180,125

Investments in operating partnerships           1,387,220           1,321,566

Other Assets                                        9,640               9,988
                                             ------------        ------------
                                             $  1,577,398        $  1,511,679
                                             ============        ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                          $     10,000        $     10,000
  Due to related parties                          187,951             184,201
                                             ------------        ------------
                                                  197,951             194,201
                                             ------------        ------------
Partners' equity (deficit)

  Limited partners                              1,522,321           1,460,972
  General partner                                (142,874)           (143,494)
                                             ------------         -----------
                                                1,379,447           1,317,478
                                             ------------         -----------
                                             $  1,577,398         $ 1,511,679
                                             ============         ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (Unaudited)

                                                    2000               1999
                                                    ----               ----
Revenue

Interest                                           $  3,499          $  10,365

Expenses

Operating                                             7,184              7,012
                                                   --------          ---------
Income (loss) from operations                        (3,685)             3,353

Equity in income of operating partnerships           65,654             86,171
                                                   --------          ---------
Net EARNINGS                                       $ 61,969          $  89,524
                                                   ========          =========
Net EARNINGS per unit of limited
   partnership interest
   (800 units of limited partnership)              $  76.69          $  110.79
                                                   ========          =========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (Unaudited)

                                                        2000          1999
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                         $   61,969    $    89,524
Adjustments to reconcile net earnings  to net
     cash provided by operating activities
     Equity in income of operating partnerships         (65,654)       (86,171)
     Decrease in accrued interest receivable                           140,083
     Decrease in other assets                               348
     Increase in due to related parties                   3,750          4,446
                                                     ----------    -----------
Net cash provided by operating activities                   413        147,882
                                                     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Receipt on note receivable                                             317,713
                                                                   -----------
Net cash provided by investing activities                              317,713
                                                                   -----------

Net increase in cash and cash equivalents                   413        465,595

Cash and cash equivalents at beginning of period        180,125         663,495
                                                      ---------    ------------
Cash and cash equivalents at end of period            $ 180,538    $ 1,129,090
                                                      =========    ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (Unaudited)

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 29, 2000 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

         The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. The investments in Operating Partnerships as of May 31, 2000 and February 29, 2000 are as follows:

         Amount paid to investee through February 29, 2000         $ 16,388,000

         Accumulated cash distributions from Operating
            Partnerships through February 29, 2000                   (3,180,441)

         Equity in accumulated loss of Operating Partnerships
            through February 29, 2000                               (11,885,993)
                                                                   -------------
         Balance, February 29, 2000                                   1,321,566

         Equity in income of operating partnerships for the
            three months ended May 31, 2000                              65,654
                                                                   ------------
         Balance, May 31, 2000                                     $  1,387,220
                                                                   ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2000
                                   (Unaudited)

Note 2 - continued

         The combined  balance sheets of the Operating  Partnerships as of March
         31, 2000 and December 31, 1999 are as follows:

                                                                          March 31, 2000
                                                                            (Unaudited)        December 31, 1999
                                                                            -----------        -----------------
         ASSETS

         Land                                                              $   1,150,473            $  1,150,473
         Buildings and equipment (net of accumulated depreciation
           of $14,173,283 and $13,840,014, respectively)                      38,871,760              39,205,029
         Cash and cash equivalents                                             1,298,722               1,338,266
         Deferred costs                                                          459,003                 449,912
         Mortgage escrow deposits                                              1,411,495               1,199,642
         Tenant security deposits                                                791,544                 789,828
         Other assets                                                             57,055                  76,687
                                                                           -------------            ------------
                                                                           $  44,040,052            $ 44,209,837
                                                                           =============            ============
         LIABILITIES AND PARTNERS' EQUITY

         Liabilities

           Mortgages payable                                               $  26,178,790            $ 26,249,814
           Accounts payable and accrued expenses                                 272,525                 159,007
           Accrued interest                                                      132,298                 132,298
           Tenant security deposits payable                                      789,826                 789,828
           Due to general partner and affiliates                               1,005,930               1,284,524
                                                                           -------------            ------------
                                                                              28,379,369              28,615,471
                                                                           -------------            ------------
         Partners' equity

           Wilder Richman Historic Properties II, L.P.                         1,387,220               1,321,566
           General partner                                                    14,273,463              14,272,800
                                                                           -------------            ------------
                                                                              15,660,683              15,594,366
                                                                           -------------            ------------
                                                                            $ 44,040,052            $ 44,209,837
                                                                            ============            ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2000
                                   (Unaudited)

Note 2 - Continued

         The   unaudited   statements   of  the   operations  of  the  Operating
         Partnerships for the three months ended March 31, 2000 and 1999 are as follows:

                                                       2000            1999
                                                       ----            ----
         Revenue

         Rent                                      $  1,705,632    $ 1,605,824
                                                   ------------    -----------
                                                      1,705,632      1,605,824
                                                   ------------    -----------
         Expenses

         Administrative                                 144,407        134,782
         Operating                                      657,783        494,511
         Management fees                                 43,036         47,236
         Interest                                       449,911        459,777
         Depreciation and amortization                  344,178        344,178
                                                   ------------    -----------
                                                      1,639,315      1,480,484
                                                   ------------    -----------
         Net EARNINGS                              $     66,317    $   125,340
                                                   ============    ===========
         Net EARNINGS allocated to

         Wilder Richman Historic
           Properties II, L.P.                     $     65,654    $    86,171
         General partner                                    663         39,169
                                                   ------------    -----------
                                                   $     66,317    $   125,340
                                                   ============    ===========


3.       Additional  information,   including  the  audited  February  29,  2000
         Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 29, 2000 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of May 31, 2000, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 2000, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the three months ended March 31, 2000.

As of March 31, 2000, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $882,000.

Although the Property is reporting cash flow for the three months ended March 31, 2000 (see Results of Operations, below), the Operating Partnerships' cash and cash equivalents as of March 31, 2000 have decreased by approximately $40,000 compared to December 31, 1999 while accounts payable and accrued expenses have increased by approximately $68,000. The replacement reserve account, which is controlled by the lender for the purpose of funding needed repairs or capital improvements, has increased by approximately $16,000 to approximately $882,000.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2000 under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae Pass-through Certificate Program/Dixon Mill Apartments Project). Prior to the refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction (approximately $800,000), and fund reserves for capital improvements (approximately $1,365,000).

Because the property has been in operation for approximately ten years, management is addressing the need for extensive capital improvements. As a result of the refinancing and the funding of reserves for capital improvements, the Operating General Partner intends to make approximately $1.6 million in capital improvements to the Complex over the next twelve months. The planned improvements include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the complex.

Because of the reduction of the mortgage interest rate, there may be greater potential for the Partnership to make cash distributions to the Limited Partners on a regular basis. However, the Partnership's ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition and market conditions, and therefore may be subject to significant volatility. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partners and the General Partner plan to periodically assess the feasibility of cash flow distributions based on the results of operations, the physical condition of the Property, the then current interest rates, and local market conditions, among other things.

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

Results of Operations

For the three months ended May 31, 2000, the statement of operations of the Partnership reflects net earnings of $61,969, which includes equity in income of operating partnerships of $65,654. The Operating Partnerships reported net earnings during the three months ended March 31, 2000 of $66,317, inclusive of depreciation and amortization of $344,178. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2000 of approximately $323,000, which includes principal amortization under the mortgages (approximately $71,000) and deposits to required escrows (approximately $16,000). The Operating Partnerships' results of operations do not reflect the effects of the refinancing, as it took place subsequent to the first quarter of operations. The Partnership's interest revenue declined compared to the three months ended May 31, 1999 as a result of (i) making a distribution to limited partners of approximately $964,000 in the fourth fiscal quarter of the year ended February 29, 2000 and (ii) the repayment of the note by the Operating Partnerships in the first fiscal quarter of the year ended February 29, 2000. The Operating Partnerships did not utilize any replacement reserves during the three months ended March 31, 2000.

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

Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economizing operations. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex as not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the three months ended March 31, 2000 and 1999 was approximately 98%. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

Year 2000 Compliance

The Partnership successfully completed a program to ensure Year 2000 readiness. As a result, the Partnership had no Year 2000 problems that affected its business, results of operations or financial condition.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 3  Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

The Partnership has market risk sensitivity with regard to financial instruments concerning interest rate fluctuations in connection with the low-floater interest rates associated with the Operating Partnerships' mortgages as refinanced as of April 28, 2000 (see discussion above). Although an interest rate cap was purchased, an increase in the low-floater rates could have a material adverse impact on the Partnership's results of operations.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           Part II - Other Information

Item 1.       Legal Proceedings

              Although Registrant is not involved in any legal proceedings, the Operating Partnerships are involved in three complaints which have been filed with the Equal Employment Opportunity Commission against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships intend to vigorously defend these matters. The Operating General Partner cannot measure the potential liability, if any, at this time.


Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              The Operating Partnerships refinanced their respective outstanding mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project) as of April 28, 2000. The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and (b) variable-rate taxable bonds in the amount of $2,165,000. The Operating Partnerships have purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction (approximately $800,000), and fund reserves for capital improvements (approximately $1,365,000).

              As a result of the refinancing, deferred costs of $449,912 reflected on the Operating Partnerships' balance sheet as of December 31, 1999 will be written off in the year ending December 31, 2000.

              The new mortgage terms require monthly payments of $6,362 to a replacement reserve.

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 2000



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


                                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                    By:  Wilder Richman Historic Corporation
                                         General Partner


Dated:  July 17, 2000               /s/ Richard Paul Richman
                                    ------------------------
                                    Richard Paul Richman
                                    President and Chief Executive Officer