Form 10-Q
period 2000-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2000-10-24
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934



For the quarterly period ended August 31, 2000


OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934



For the transition period from                     to
                               -------------------    -------------------


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                                  13-3481443
------------------------------                              --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


        599 W. Putnam Avenue
      Greenwich, Connecticut                                       06830
----------------------------------------                    --------------------
(Address of principal executive offices)                          Zip Code

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X       No
     --------      -------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents

Item 1.    Financial Statements                                            Page
           --------------------                                            ----

           Balance Sheets as of August 31, 2000 (Unaudited)
             and February 29, 2000                                           3

           Statements of Operations for the three and six month periods
             ended August 31, 2000 and 1999 (Unaudited)                      4

           Statements of Cash Flows for the six months
             ended August 31, 2000 and 1999 (Unaudited)                      5

           Notes to Financial Statements as of August 31, 2000 (Unaudited)   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk        10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                                August 31, 2000
                                                 (Unaudited)      February 29, 2000
ASSETS

Cash and cash equivalents                        $   170,829        $   180,125

Investments in operating partnerships                853,328          1,321,566

Accrued interest receivable                           10,084              9,988
                                                 -----------        -----------

                                                 $ 1,034,241        $ 1,511,679
                                                 ===========        ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                              $     5,000        $    10,000
  Due to related parties                             191,701            184,201
                                                 -----------        -----------

                                                     196,701            194,201
                                                 -----------        -----------


Partners' equity (deficit)

  Limited partners                                   985,833          1,460,972
  General partner                                   (148,293)          (143,494)
                                                 -----------        -----------

                                                     837,540          1,317,478
                                                 -----------        -----------

                                                 $ 1,034,241        $ 1,511,679
                                                 ===========        ===========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months          Six Months        Three Months           Six Months
                                           Ended               Ended              Ended                  Ended
                                     August 31, 2000       August 31, 2000     August 31, 1999       August 31, 1999
                                     ---------------       ---------------     ---------------       ---------------
REVENUES

   Interest                              $   3,430           $   6,929           $  13,650            $  24,015

EXPENSES

  Operating                                 11,445              18,629               7,300               14,312
                                         ---------           ---------           ---------            ---------

Income (loss) from operations               (8,015)            (11,700)              6,350                9,703
                                         ---------           ---------           ---------            ---------

Equity in income (loss) of operating
   partnerships from operations           (104,780)            (39,126)             51,587              137,758

Extraordinary item - operating
    partnership write-off of financing
    costs                                 (429,112)           (429,112)
                                         ---------           ---------           ---------            ---------

Net income (loss) from operating
     partnerships                         (533,892)           (468,238)             51,587              137,758
                                         ---------           ---------           ---------            ---------

NET EARNINGS (LOSS)                      $(541,907)          $(479,938)          $  57,937            $ 147,461
                                         =========           =========           =========            =========

NET EARNINGS (LOSS) PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                              $ (670.61)          $ (593.92)          $   71.69            $  182.48
                                         =========           =========           =========            =========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (Unaudited)

                                                            2000            1999
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES


Net earnings (loss)                                      $  (479,938)   $   147,461

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities
    Equity in loss (income) of operating partnerships        468,238       (137,758)
    Decrease (increase) in accrued interest receivable           (96)       140,083
    Decrease in other liabilities                             (5,000)        (5,000)
    Increase in due to related parties                         7,500          8,196
                                                         -----------    -----------

Net cash provided by (used in) operating activities           (9,296)       152,982
                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Receipt on note receivable                                                  317,713
                                                                        -----------

Net cash provided by investing activities                                   317,713
                                                                        -----------

Net increase (decrease) in cash and cash equivalents          (9,296)       470,695

Cash and cash equivalents at beginning of period             180,125        663,495
                                                         -----------    -----------

Cash and cash equivalents at end of period               $   170,829    $ 1,134,190
                                                         ===========    ===========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (Unaudited)


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

     The results of operations for the six months ended August 31, 2000 are not necessarily indicative of the results to be expected for the entire year.


2. The investments in Operating Partnerships as of August 31, 2000 and February 29, 2000 are as follows:


     Amount paid to investee through February 29, 2000            $ 16,388,000

     Accumulated cash distributions from Operating
       Partnerships through February 29, 2000                       (3,180,441)

     Equity in accumulated loss of Operating Partnerships
       through February 29, 2000                                   (11,885,993)
                                                                  ------------

     Balance, February 29, 2000                                      1,321,566

     Equity in loss of operating partnerships for the
       six monthsended June 30, 2000                                  (468,238)
                                                                  ------------

     Balance, August 31, 2000                                     $    853,328
                                                                  ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2000
                                   (Unaudited)


Note 2 - Continued

         The combined balance sheets of the Operating Partnerships as of June 30, 2000 and December 31, 1999 are as follows:

                                                                           June 30, 2000
                                                                            (Unaudited)           December 31, 1999
         ASSETS

         Land                                                              $   1,150,473           $   1,150,473
         Buildings and equipment (net of accumulated depreciation
           of $14,506,552 and 13,840,014, respectively)                       38,538,491              39,205,029
         Cash and cash equivalents                                             1,747,635               1,338,266
         Deferred costs                                                          897,800                 449,912
         Mortgage escrow deposits                                              1,117,099               1,199,642
         Tenant security deposits                                                789,829                 789,828
         Capital improvement reserve                                           1,528,477
         Other assets                                                            146,266                  76,687
                                                                            ------------            ------------

                                                                            $ 45,916,070            $ 44,209,837
                                                                            ============            ============

         LIABILITIES AND PARTNERS' EQUITY

         Liabilities

           Mortgages payable                                                $ 28,581,127            $ 26,249,814
           Accounts payable and accrued expenses                                 292,454                 159,007
           Accrued interest                                                      132,298                 132,298
           Tenant security deposits payable                                      789,828                 789,828
           Due to general partner and affiliates                                 998,965               1,284,524
                                                                            ------------            ------------

                                                                              30,794,672              28,615,471
                                                                            ------------            ------------

         Partners' equity

           Wilder Richman Historic Properties II, L.P.                           853,328               1,321,566
           General partner                                                    14,268,070              14,272,800
                                                                            ------------            ------------

                                                                              15,121,398              15,594,366
                                                                            ------------            ------------

                                                                            $ 45,916,070            $ 44,209,837
                                                                            ============            ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2000
                                   (Unaudited)


Note 2 - Continued

         The unaudited statements of the operations of the Operating Partnerships for the six months ended June 30, 2000 and 1999 are as follows:



                                                                              2000                       1999
                                                                        -------------               ------------
         REVENUE

         Rent                                                            $  3,492,375                $ 3,244,944
                                                                        -------------               ------------

                                                                            3,492,375                  3,244,944
                                                                        -------------               ------------

         EXPENSES

         Administrative                                                       277,919                    278,794
         Operating                                                          1,552,494                  1,069,067
         Management fees                                                      107,884                     95,011
         Interest                                                             927,061                    913,341
         Depreciation and amortization                                        666,538                    688,355
                                                                        -------------               ------------

                                                                            3,531,896                  3,044,568
                                                                        -------------               ------------

         Income (loss) before extraordinary item                              (39,521)                   200,376

         Extraordinary item - write-off of financing fees                    (433,447)
                                                                        -------------               ------------


         NET EARNINGS (LOSS)                                            $    (472,968)              $    200,376
                                                                        =============               ============


         NET EARNINGS (LOSS) ALLOCATED TO

         Wilder Richman Historic Properties II, L.P.                    $    (468,238)              $    137,758
         General partner                                                       (4,730)                    62,618
                                                                        -------------               ------------

                                                                        $    (472,968)              $    200,376
                                                                        =============               ============



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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of August 31, 2000, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 2000, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of operating partnerships for the six months ended June 30, 2000.

The Operating Partnerships' cash and cash equivalents as of June 30, 2000 have increased by approximately $410,000 compared to December 31, 1999 while accounts payable and accrued expenses have increased by approximately $133,000. The replacement reserve account, which is controlled by the lender for the purpose of funding needed repairs or capital improvements, has increased by approximately $30,000 to approximately $896,000.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2000 under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae Pass-through Certificate Program/Dixon Mill Apartments Project). Prior to the refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction (approximately $898,000) and fund reserves for capital improvements (approximately $1,528,000).

Because the property has been in operation for approximately ten years, management is addressing the need for extensive capital improvements. As a result of the refinancing and the funding of reserves for capital improvements, the Operating General Partner intends to make approximately $1.6 million in capital improvements to the Complex over the next twelve months. The planned improvements include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the complex. In addition, the Operating General Partner is considering, but has not approved, creating an on-site health club facility out of an unused building that would otherwise have to be repaired or torn down in the foreseeable future. This cost is not included in the capital improvements discussed above.

Because of the reduction of the mortgage interest rate, there may be greater potential for the Partnership to make cash distributions to the Limited Partners on a regular basis. However, the Partnership's ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition and market conditions, and therefore may be subject to significant volatility. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of cash flow distributions based on the results of operations, the physical condition of the Property, the then current interest rates, and local market conditions, among other things.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Results of Operations

For the six months ended August 31, 2000, the statement of operations of the Partnership reflects a net loss of $479,938, which includes equity in loss of operating partnerships of $468,238. The Operating Partnerships reported a net loss during the six months ended June 30, 2000 of $472,968, which includes depreciation and amortization of approximately $667,000, non capitalized planned maintenance expenditures of approximately $264,000 and the write-off of unamortized financing fees resulting from the recent refinancing of approximately $433,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2000 of approximately $502,000, which includes principal amortization under the mortgages (approximately $95,000) and deposits to required escrows (approximately $30,000). The Operating Partnerships' results of operations were not significantly affected by the refinancing, as it took place during the second quarter of operations. The Partnership's interest revenue declined compared to the six months ended August 31, 1999 as a result of (i) making a distribution to limited partners of approximately $964,000 in the fourth fiscal quarter of the year ended February 29, 2000 and (ii) the repayment of the note by the Operating Partnerships in the first fiscal quarter of the year ended February 29, 2000. The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 2000.

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

Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economizing operations. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex has not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the six months ended June 30, 2000 and 1999 was approximately 98%. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.


Year 2000 Compliance

The Partnership successfully completed a program to ensure Year 2000 readiness. As a result, the Partnership had no Year 2000 problems that affected its business, results of operations or financial condition.


Item 3  Quantitative and Qualitative Disclosure About Market Risk

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           Part II - Other Information



Item 1.       Legal Proceedings.

              Although Registrant is not involved in any legal proceedings, the Operating Partnerships are involved in three complaints which have been filed with the Equal Employment Opportunity Commission ("EEOC") against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships intend to vigorously defend these matters. Although two of the claims have been dismissed by the EEOC, the plaintiffs currently have the right to file an appeal within ninety days of notification. No such appeals have been filed to date. The Operating General Partner cannot measure the potential liability, if any, at this time.

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              The Operating Partnerships refinanced their respective outstanding mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project) as of April 28, 2000. The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and (b) variable-rate taxable bonds in the amount of $2,165,000. The Operating Partnerships have purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction (approximately $800,000) and fund reserves for capital improvements (approximately $1,365,000).

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

                                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                  By: Wilder Richman Historic Corporation
                                      General Partner


Dated:  October 24, 2000              /s/ Richard Paul Richman
                                      ----------------------------------------
                                      Richard Paul Richman
                                      President and Chief Executive Officer