Form 10-Q
period 2000-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2001-01-19
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to __________________


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                                13-3481443
         --------                                                ----------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)



      599 W. Putnam Avenue
      Greenwich, Connecticut                                      06830
      ----------------------                                      -----
(Address of principal executive offices)                         Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes  [X]       No ___

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents

Item 1.    Financial Statements                                           Page
           --------------------                                           ----

           Balance Sheets as of November 30, 2000 (Unaudited)
             and February 29, 2000                                          3

           Statements of Operations for the three and nine
             month periods ended November 30, 2000 and 1999
             (Unaudited)                                                    4

           Statements of Cash Flows for the nine months
             ended November 30, 2000 and 1999 (Unaudited)                   5

           Notes to Financial Statements as of November 30, 2000
             (Unaudited)                                                    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

Item 3.    Quantitative and Qualitative Disclosure about
             Market Risk                                                   10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                                    November 30,
                                                      2000          February 29,
                                                   (Unaudited)         2000
                                                    ----------       -----------
ASSETS

Cash and cash equivalents                          $   172,142     $    180,125

Investment in operating partnerships                   717,408        1,321,566

Accrued interest receivable                             10,083            9,988
                                                   -----------     ------------
                                                   $   899,633     $  1,511,679
                                                   ===========     ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                                $     7,500     $     10,000
  Due to related parties                               195,451          184,201
                                                   -----------     ------------
                                                       202,951          194,201
                                                   -----------     ------------
Partners' equity (deficit)

  Limited partners                                     846,383        1,460,972
  General partner                                     (149,701)        (143,494)
                                                   -----------     ------------
                                                       696,682        1,317,478
                                                   -----------     ------------
                                                   $   899,633     $  1,511,679
                                                   ===========     ============


                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months        Nine Months        Three Months       Nine Months
                                                    Ended               Ended              Ended              Ended
                                                 November 30,        November 30,       November 30,       November 30,
                                                    2000                 2000               1999               1999
                                                 ------------        ------------       ------------       ------------
REVENUES

   Interest                                       $   2,138          $   9,067          $  14,484         $  38,499

EXPENSES

   Operating                                          7,076             25,705              6,251            20,563
                                                  ---------          ---------          ---------         ---------

Earnings (loss) from operations                      (4,938)           (16,638)             8,233            17,936
                                                  ---------          ---------          ---------         ---------

Equity in income (loss) of
   operating partnerships                          (135,920)          (175,046)             3,787           141,545

Extraordinary item - operating
    partnership write-off of financing costs                          (429,112)
                                                  ---------          ---------          ---------         ---------
Net earnings (loss) from operating
     partnerships                                  (135,920)          (604,158)             3,787           141,545
                                                  ---------          ---------          ---------         ---------

NET EARNINGS (LOSS)                               $(140,858)         $(620,796)         $  12,020         $ 159,481
                                                  =========          =========          =========         =========

NET EARNINGS (LOSS) PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                                       $ (174.31)         $ (768.24)         $   14.87         $  197.35
                                                  =========          =========          =========         =========


                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                             2000          1999
                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                      $  (620,796)   $   159,481

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities
    Equity in loss (income) of operating partnerships        604,158       (141,545)
    Decrease (increase) in accrued interest receivable           (95)       140,083
    Decrease in other liabilities                             (2,500)        (2,500)
    Increase in due to related parties                        11,250         11,946
                                                         -----------    -----------
Net cash provided by (used in) operating activities           (7,983)       167,465
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Receipt on note receivable                                                  317,713
                                                                        -----------

Net cash provided by investing activities                                   317,713
                                                                        -----------

Net increase (decrease) in cash and cash equivalents          (7,983)       485,178

Cash and cash equivalents at beginning of period             180,125        663,495
                                                         -----------    -----------

Cash and cash equivalents at end of period               $   172,142    $ 1,148,673
                                                         ===========    ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (Unaudited)

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 29, 2000 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as described below in Note 2 and in Part II,
       Item 5.

       The results of operations for the nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. The investment in Operating Partnerships as of November 30, 2000 and February 29, 2000 is as follows:


         Amount paid to investee through February 29, 2000          $16,388,000

         Accumulated cash distributions received from Operating
            Partnerships through February 29, 2000                   (3,180,441)

         Equity in accumulated loss of Operating Partnerships
            through February 29, 2000                               (11,885,993)
                                                                    -----------
         Balance, February 29, 2000                                   1,321,566

         Equity in loss of Operating Partnerships for the nine
            months ended November 30, 2000                             (604,158)
                                                                    -----------
         Balance, November 30, 2000                                 $   717,408
                                                                    ===========



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

       The new mortgage terms require monthly replacement reserve deposits of $6,362.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2000
                                   (Unaudited)

2.       (Continued)

         The combined balance sheets of the Operating Partnerships as of September 30, 2000 and December 31, 1999 are as follows:

                                                                       September 30, 2000
                                                                           (Unaudited)          December 31, 1999
                                                                           -----------          -----------------
         ASSETS

Land                                                                      $ 1,150,473             $ 1,150,473
Buildings and equipment (net of accumulated depreciation
  of $14,839,821 and $13,840,014)                                          38,205,222              39,205,029
Cash and cash equivalents                                                   1,856,615               1,338,266
Tenant accounts receivable                                                    172,326
Deferred costs                                                                897,440                 449,912
Mortgage escrow deposits                                                    1,198,947               1,199,642
Tenant security deposits                                                      789,829                 789,828
Capital improvement reserve                                                 1,528,477
Prepaid expenses and other assets                                               1,714                  76,687
                                                                          -----------             -----------
                                                                          $45,801,043             $44,209,837
                                                                          ===========             ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                                       $28,581,127             $26,249,814
  Accounts payable and accrued expenses                                       311,539                 159,007
  Accrued interest                                                            132,298                 132,298
  Tenant security deposits payable                                            789,828                 789,828
  Due to general partner and affiliates                                     1,002,147               1,284,524
                                                                          -----------             -----------
                                                                           30,816,939              28,615,471
                                                                          -----------             -----------
Partners' equity

  Wilder Richman Historic Properties II, L.P.                                 717,408               1,321,566
  General partner                                                          14,266,696              14,272,800
                                                                          -----------             -----------
                                                                           14,984,104              15,594,366
                                                                          -----------             -----------
                                                                          $45,801,043             $44,209,837
                                                                          ===========             ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2000
                                   (Unaudited)


2.       (Continued)

         The unaudited statements of operations of the Operating Partnerships for the nine months ended September 30, 2000 and 1999 are as follows:


                                                                       2000                   1999
                                                                       ----                   ----
REVENUE

Rent                                                                $ 5,307,507            $ 4,903,940
                                                                    -----------            -----------
                                                                      5,307,507              4,903,940
                                                                    -----------            -----------
EXPENSES

Administrative                                                          520,012                390,320
Operating                                                             2,502,877              1,765,433
Management fees                                                         178,326                144,171
Interest                                                              1,266,474              1,365,593
Depreciation and amortization                                         1,016,632              1,032,533
                                                                    -----------            -----------
                                                                      5,484,321              4,698,050
                                                                    -----------            -----------

Income (loss) before extraordinary item                                (176,814)               205,890

Extraordinary item - write-off of financing fees                       (433,447)
                                                                    -----------            -----------

NET EARNINGS (LOSS)                                                 $  (610,261)           $   205,890
                                                                    ===========            ===========

NET EARNINGS (LOSS) ALLOCATED TO

Wilder Richman Historic Properties II, L.P.                         $  (604,158)           $   141,545
General Partner                                                          (6,103)                64,345
                                                                    -----------            -----------

                                                                    $  (610,261)           $   205,890
                                                                    ===========            ===========



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


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of November 30, 2000, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 2000, with the exception of the investment in the Operating Partnerships resulting from the equity in loss of operating partnerships for the nine months ended September 30, 2000.

The Operating Partnerships' cash and cash equivalents as of September 30, 2000 have increased by approximately $518,000 compared to December 31, 1999 while accounts payable and accrued expenses have increased by approximately $153,000. The replacement reserve account, which is controlled by the lender for the purpose of funding needed repairs or capital improvements, has increased by approximately $50,000 to approximately $916,000. Tenants accounts receivable has increased as a result of a dispute with a commercial tenant. Such tenant is reportedly depositing its monthly rent into an escrow to be paid pending the resolution of the matter.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2000 under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae Pass-through Certificate Program/Dixon Mill Apartments Project). Prior to the refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,435,000), pay the costs of the transaction and purchase the interest rate cap (approximately $898,000) and fund reserves for capital improvements (approximately $1,528,000).

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

For the nine months ended November 30, 2000, the statement of operations of the Partnership reflects a net loss of $620,796, which includes equity in loss of operating partnerships of $604,158. The Operating Partnerships reported a net loss during the nine months ended September 30, 2000 of $610,261, which includes depreciation and amortization of approximately $1,017,000, non capitalized planned maintenance expenditures of approximately $530,000 and the write-off of unamortized financing fees resulting from the recent refinancing of approximately $433,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2000 of approximately $520,000, which includes principal amortization under the mortgages (approximately $166,000) and deposits to required escrows (approximately $50,000 for replacement reserves and approximately $103,000 for a principal reserve for the second mortgage, which principal is paid semi-annually). The Partnership's interest revenue declined compared to the nine months ended November 30, 1999 as a result of (i) making a distribution to limited partners of approximately $964,000 in the fourth fiscal quarter of the year ended February 29, 2000 and (ii) the repayment of the note by the Operating Partnerships in the first fiscal quarter of the year ended February 29, 2000. The Operating Partnerships did not utilize any replacement reserves or the capital improvement reserve during the nine months ended September 30, 2000.

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

Although the Operating Partnerships are operating above breakeven, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and economizing operations. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). Such housing includes asking rents that are comparable and higher than rents currently charged by the Complex. Although the Complex has not been adversely impacted by the new competition, it cannot be readily determined whether such new housing will have a positive or negative impact on the Complex or its cash flow in the future. The ability to continue to perform at recent levels will be dependent on the ability to lease units as lease terms expire on a month to month basis. The average occupancy for the nine months ended September 30, 2000 and 1999 was approximately 98%. The future operating results of the Complex will be extremely dependent on competition and market conditions and therefore may be subject to significant volatility.

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


                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          Part II - Other Information

Item 1.       Legal Proceedings

              Although Registrant is not involved in any legal proceedings, the Operating Partnerships are involved in three complaints which have been filed with the Equal Employment Opportunity Commission ("EEOC") against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships intend to vigorously defend these matters. Although two of the claims have been dismissed by the EEOC, the plaintiffs currently have the right to file an appeal within ninety days of notification. No such appeals have been filed to date. No adjustment has been made to the accompanying financial statements for the potential outcome of these uncertainties.

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

              The  new  mortgage  terms  require  monthly   replacement  reserve
deposits of $6,362.

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

                                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                                     By: Wilder Richman Historic Corporation
                                         General Partner


Dated:  January 18, 2001             /s/ Richard Paul Richman
                                     ----------------------------------------
                                     Richard Paul Richman
                                     President and Chief Executive Officer