Form 10-K
period 2001-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2001-06-19
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K
             (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 28, 2001

                                           OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

                                     0-17793
                            (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
             -------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                           13-3481443
--------------------------------------------          --------------------------
(State or other jurisdiction of organization)         (I.R.S. Employer
                                                       Identification No.)
Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                          06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Act:

            None
----------------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,280,000. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

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

     The closing of the offering of Units (the "Offering") occurred on July 15, 1988. At such closing, 800 Units were sold, representing $19,280,000 in gross proceeds. After payment of $674,800 of organization and offering expenses, $674,800 in an origination fee and $1,349,600 of selling commissions, the net proceeds available for investment were $16,580,800. Of such net proceeds, $16,388,000 was allocated to the investment in the Operating Partnerships, which included investments in guaranteed investment contracts. The remainder of $192,800 was designated as working capital to be used for operating expenses of the Partnership.

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

     Working Capital Reserves

     As of February 28, 2001, Registrant had working capital reserves of approximately $158,000, which were substantially invested in interest-bearing deposits. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998 and Tax Relief Extension Act of 1999 (collectively the "Tax Acts")

     Registrant is organized as a limited partnership and is a pass through tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investment. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


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

As of December 31, 2000 and 1999, the occupancy and rental rates were as follows:

                                  December 31, 2000           December 31, 1999

Occupancy Rate                             98%                       98%
Monthly Rental Rates:
   Studio                         $   615 - $1,095            $   589 - $1,044
   One-Bedroom                    $   779 - $1,771            $   706 - $1,695
   Two-Bedroom                    $ 1,365 - $2,239            $   750 - $2,095
   Three-Bedroom                  $ 1,890 - $2,595            $ 1,758 - $2,495

     The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3.         Legal Proceedings

    Three complaints have been filed against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships are presently defending these matters. The Operating General Partner cannot measure the potential liability, if any, at this time.

    Registrant is not aware of any other material legal proceedings.


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

     b)  Holders

As of February 28, 2001, there were approximately 742 record holders of Units holding an aggregate of 800 Units in the Partnership.

     c)  Distributions

     The Agreement of Limited Partnership of the Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions. As a result of the mortgage modification on June 11, 1992, certain cash flow restrictions were placed on the Operating Partnerships. Such restrictions no longer apply as a result of the refinancing in April 2001. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Dixon Mills Financial Statements included herein.


Item 6.  Selected Financial Data


                                                                Year End
------------------------------------------------------------------------------------------------------------------
                                       February        February     February            February         February
                                      28, 2001         29, 2000     28, 1999            28, 1998         28, 1997
                                      --------         --------     --------            --------         --------
Total revenues
  (Interest income)              $    11,890       $    54,009   $    52,660         $    55,276    $    50,994

Equity in income (loss) of
  investment in Operating
  Partnerships                   $    83,937(b)    $   128,830   $  (508,146)(a)     $  (358,875)   $  (799,980)

Net income (loss)                $    66,898       $   146,652   $  (488,061)        $  (333,793)   $  (779,882)
Net income (loss) per unit of
 limited partnership interest    $        83       $       181   $      (604)        $      (413)   $      (965)

At year end:
  Total assets                   $ 1,573,577       $ 1,511,679   $ 2,314,027         $ 2,787,088    $ 3,105,881


(a) Includes extraordinary loss of $321,753 in connection with litigation settlement. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


(b) Includes extraordinary loss of $304,842 in connection with refinancing of mortgages of Operating Partnerships. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     The operating results of the Complex for 2000 (before extraordinary charges) were favorable compared to 1999. During 1992, the mortgages of the Operating Partnerships were modified, resulting in an interest rate decrease from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. The Operating Partnerships again refinanced their respective outstanding mortgage liabilities as of April 28, 2000. The total new indebtedness in the amount of $28,600,000, for a term of 30 years, is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and (b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to pay off the existing 1992 bonds (approximately $26,154,000), pay the costs of the transaction (approximately $891,000), and fund reserves for capital improvements (approximately $2,076,000, of which, approximately $903,000 was transferred from the existing replacement reserve fund).

     As a result of the refinancing and the funding of reserves for capital improvements, the Operating General Partner intends to make approximately $1.6 million in capital improvements to the Complex. The planned improvements include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the complex. As of December 31, 2000, the Operating Partnerships have undertaken approximately one-half of such capital improvements.

     Because of the reduction of the mortgage interest rate, there may be greater potential for the Partnership to make cash distributions to the Limited Partners on a regular basis. However, the Partnership's ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition and market conditions, and therefore may be subject to significant volatility. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partners and the General Partner plan to periodically assess the possible resumption of cash flow distributions, based on the results of operations, the physical condition of the Property, the then current interest rates, and local market conditions, among other things.

     To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 2000, the cumulative preferred distribution is approximately $13,539,758. As of December 31, 2000, the Operating Partnerships' balance in the replacement reserves account, which is controlled by the Lender to be used for certain repairs or capital improvements, was approximately $45,000 and the balance in the capital improvement escrow was approximately $2,104,000.

     As of December 31, 2000, the Operating Partnerships' net liquidity improved compared to December 31, 1999. Cash and cash equivalents increased by approximately $622,000 and mortgage escrow deposits, which includes the replacement reserves and capital improvement escrow noted above, increased by approximately $1,655,000. During the year ended February 28, 2001, the Partnership's investment in Operating Partnerships increased by $83,937 as a result of the equity in income of investment in Operating Partnerships.

     The annual investor service fees are payable from the operations of the Operating Partnerships and from reserves of the Partnership. As of February 28, 2001, due to affiliates reflected on the Partnership's balance sheet includes $165,000 of accrued investor service fees.


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

     Year Ended February 28, 2001

     During the year ended February 28, 2001 the Partnership earned interest of approximately $12,000 which was lower than the previous fiscal period as a result of the distribution to limited partners at the end of the prior fiscal period resulting in lower average cash balances. The Partnership's operating expenses were comparable to the year ended February 29, 2000 and are not expected to vary significantly in the near future. Registrant's equity in income in Operating Partnerships does not include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 2000 in the amount of approximately $623,000, inclusive of depreciation and amortization of approximately $1,420,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,684,000 during 2000, which considers principal amortization under the mortgages (approximately $278,000) and net deposits to the replacement reserve (approximately $82,000), but does not consider the planned capital improvements. Occupancy remained consistently high throughout 2000, while management has steadily increased rental rates, resulting in an increase in rental revenues of approximately $524,000 compared to 1999. The Operating Partnerships did not utilize any replacement reserves during 2000.

     Although the results of operations have steadily improved, management continues to examine methods to maintain healthy occupancy rates while steadily increasing rental rates and to closely monitor its operating costs. In addition, management is addressing the capital improvements to be conducted from the proceeds from the refinancing. As of December 31, 2000, the occupancy rate was approximately 98%. The future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and the regional economy, and therefore may be subject to significant volatility.

     Year Ended February 29, 2000

     During the year ended February 29, 2000 the Partnership earned interest of approximately $54,000 which was comparable to the previous fiscal period. The Partnership's operating expenses were comparable to the year ended February 28, 1999. Registrant's equity in income in Operating Partnerships does not include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I and II in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 1999 in the amount of approximately $240,000, inclusive of depreciation and amortization of approximately $1,386,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,293,000 during 1999, which considers principal amortization under the mortgages (approximately $272,000) and net deposits to the replacement reserve (approximately $65,000). Occupancy remained consistently high throughout 1999, while management steadily increased rental rates, resulting in an increase in rental revenues of approximately $436,000 compared to 1998. The Operating Partnerships did not utilize any replacement reserves during 1999. As of December 31, 1999, the occupancy rate was approximately 98%.

     Year Ended February 28, 1999

     During the year ended February 28, 1999, the Partnership earned interest of approximately $53,000 including approximately $21,000 of accrued interest on advances provided to the Operating Partnerships. The Partnership's operating expenses were comparable to the year ended February 28, 1998. Registrant's equity in loss in Operating Partnerships does not include a 99% allocation of the loss reported by the Operating Partnerships due to the nonrecognition of losses in excess of Registrant's investment in Dixon Mills I and II in accordance with the equity method of accounting.

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

     New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Partnership`s financial presentation or disclosures.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Operating Partnerships' mortgages as refinanced as of April 28, 2000. Although an interest rate cap has been purchased, an increase in the low-floater interest rates of .25% would have an annualized impact of approximately $70,000 on the Operating Partnerships' results of operations.

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

     The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

  Name                        Age     Office
  ----                        ---     ------

  Richard Paul Richman        53   President and Director

  Robert H. Wilder, Jr.       55   Executive Vice President, Assistant
                                   Secretary, Treasurer and Director.

  Gina S. Scotti              44   Secretary

     Richard Paul Richman, 53 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 55 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

     Gina S. Scotti, 44 years old, is Secretary of WRHC. Ms. Scotti, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

Item 11.  Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 2001.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 28, 2001.


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

     Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned management fees of $107,353 in 2000 and received payment of $405,782, which includes fees accrued from prior years.

     Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $60,000 in 2001 for its performance in connection with investor services for the Partnership and the Operating Partnerships and received payment of $65,000, which includes accrued fees.

     Indebtedness of Management

     No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 2001 and February 29, 2000.

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

     b)  Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June, 2001.


                   Wilder Richman Historic Properties II, L.P.

                   By:   Wilder Richman Historic Corporation, General Partner


                   By: /s/ Richard Paul Richman
                       ------------------------
                       Richard Paul Richman
                       President and Director


                   By: /s/  Robert H. Wilder, Jr.
                       -------------------------
                       Robert H. Wilder, Jr.
                       Executive Vice President and Director

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          FINANCIAL STATEMENTS FOR THE

     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

     Years Ended February 28, 2001, February 29, 2000 and February 28, 1999
     ----------------------------------------------------------------------

                        and Independent Auditors' Report





                                 C O N T E N T S

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                           F-2


FINANCIAL STATEMENTS:

  Balance sheets                                                       F-3

  Statements of operations                                             F-4

  Statements of partners' equity                                       F-5

  Statements of cash flows                                             F-6

  Notes to financial statements                                     F-7 - F-13

                         INDEPENDENT AUDITORS' REPORT





Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut


We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 28, 2001 and February 29, 2000, and the related statements of operations, partners' equity, and cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 28, 2001 and February 29, 2000 and the results of its operations, changes in partners' equity and cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 in conformity with generally accepted accounting principles.



/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

May 25, 2001
New York, New York

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS



                                                     February 28,  February 29,
           A S S E T S                                   2001          2000
           -----------                              -----------   -----------

INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 7)                              $ 1,405,503   $ 1,321,566

CASH AND CASH EQUIVALENTS (Note 2)                      157,990       180,125

OTHER ASSETS                                             10,084         9,988
                                                    -----------   -----------

                                                    $ 1,573,577   $ 1,511,679
                                                    ===========   ===========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Other liabilities                                 $    10,000   $    10,000

  Due to related parties (Note 4)                       179,201       184,201
                                                    -----------   -----------

                                                        189,201       194,201
                                                    -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

PARTNERS' EQUITY (Note 5):

  Limited partners' equity                            1,527,201     1,460,972

  General partner's deficit                            (142,825)     (143,494)
                                                    -----------   -----------

                                                      1,384,376     1,317,478
                                                    -----------   -----------
                                                    $ 1,573,577   $ 1,511,679
                                                    ===========   ===========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS


                                                                        Year Ended
                                                       ------------------------------------------
                                                       February 28,  February 29,     February 28,
                                                           2001         2000              1999
                                                       -----------   ----------       -----------
Revenues:

Interest income                                        $    11,890   $   54,009       $    52,660

Expenses:

Operating                                                   28,929       36,187            32,575
                                                       -----------   ----------       -----------

  Income (loss) from operations                            (17,039)      17,822            20,085
                                                       -----------   ----------       -----------

Equity in income (loss) of Operating Partnerships
    from operations                                        388,779      128,830          (186,393)
Extraordinary item - operating partnership
   Litigation settlement                                         -            -          (321,753)
   Write-off of unamortized deferred costs                (304,842)           -                 -
                                                       -----------   ----------       -----------


Net income (loss) from operating partnerships               83,937      128,830          (508,146)
                                                       -----------   ----------       -----------


         NET INCOME (LOSS)                             $    66,898   $  146,652       $  (488,061)
                                                       ===========  ===========       ===========

Net income (loss) attributable to:

    Limited partners                                  $     66,229  $   145,185       $  (483,180)

    General partner                                            669        1,467            (4,881)


                                                      $     66,898  $   146,652       $  (488,061)

Net income (loss) per unit of limited
   partnership interest                               $         83  $       181       $      (604)
                                                       ===========  ===========       ===========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

      YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,1999



                                                                                       Limited            General
                                                                     Total             partners           partner
                                                                -------------       ------------       ------------
Partners' equity (deficit), March 1, 1998                        $  2,622,887        $ 2,762,967        $  (140,080)

Net loss, year ended February 28, 1999                               (488,061)          (483,180)            (4,881)
                                                                -------------       ------------       ------------

Partners' equity (deficit), February 28, 1999                       2,134,826          2,279,787           (144,961)

Distribution                                                         (964,000)          (964,000)             -

Net income, year ended February 29, 2000                              146,652            145,185              1,467
                                                               --------------      -------------      -------------

Partners equity (deficit) February 29, 2000                         1,317,478          1,460,972           (143,494)
Net income, year ended February 28, 2001                               66,898             66,229                669
                                                               --------------      -------------     --------------

Partners' equity (deficit) February 28, 2001                      $ 1,384,376        $ 1,527,201        $  (142,825)
                                                               ==============      =============     ==============


Limited partnership units outstanding at February 28,
    2001, February 29, 2000 and February 28, 1999                         800
                                                               ==============



                        See notes to financial statements

                      WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                               STATEMENTS OF CASH FLOWS



                                                                                                     Year Ended
                                                                                  ------------------------------------------------

                                                                                   February 28,      February 29,     February 28,
                                                                                      2001             2000              1999
                                                                                  -----------        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $  66,898         $ 146,652         $(488,061)
                                                                                  -----------        ----------       -----------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Equity in (income) loss of Operating Partnerships                             (83,937)         (128,830)          508,146
        Changes in assets and liabilities:
           Decrease (increase) in accrued interest receivable                             -             140,083           (20,823)
           Increase in other assets                                                       (96)           (9,988)              -
           Increase in due to related parties                                          (5,000)           15,000            15,000
                                                                                  -----------        ----------       -----------

            Total adjustments                                                         (89,033)           16,265           502,323
                                                                                  -----------        ----------       -----------

            Net cash provided by (used in) operating activities                       (22,135)          162,917            14,262
                                                                                 ------------       -----------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                                              -            (964,000)              -
                                                                                  -----------        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Receipt of  note receivable                                                            -             317,713               -
                                                                                  -----------        ----------       -----------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                        (22,135)         (483,370)           14,262

CASH AND CASH EQUIVALENTS, beginning of year                                          180,125           663,495           649,233
                                                                                  -----------        ----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                              $ 157,990         $ 180,125         $ 663,495
                                                                                  ===========        ==========       ===========


                        See notes to financial statement

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



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

      Investments in Operating Partnerships

      The Partnership accounts for its investment in the Operating Partnerships on the equity method of accounting. Under the equity method of accounting, the investment cost is adjusted by the Partnership's share of the Operating Partnerships' results of operations, which are limited to the respective investment balances and by distributions received or accrued. The statements of operations include the Partnership's equity in the earnings (loss) of the Operating Partnerships on a calendar year basis.

      Income taxes

      No provisions have been made for federal, state and local income taxes, as they are the personal responsibility of the partners.

      Cash and cash equivalents

      The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Recently issued accounting standard

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.133,
      "Accounting for Derivative Instruments and Hedging Activities." The Partnership is required to adopt SFAS No. 133 for the year ending February 28, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Partnership currently holds no derivative financial instruments and does not currently engage in hedging activities. The adoption of SFAS No. 133 is not expected to have any material impact on the Partnership's financial position or results or operations.


3.    INVESTMENTS IN OPERATING PARTNERSHIPS

      The Investments in Operating Partnerships are as follows:


                                                                Dixon             Dixon              Dixon
                                                                Mill I            Mill II            Mill III            Total
                                                           --------------       -----------        -----------        -----------
Balance, March 1,1998                                    $            -         $   362,954        $ 1,337,928        $ 1,700,882

Equity in loss of Operating Partnerships                              -            (362,954)          (145,192)          (508,146)
                                                           --------------       -----------        -----------        -----------

Balance, February 28, 1999                                            -                 -            1,192,736          1,192,736

Equity in income of Operating Partnerships                            -              33,326             95,504            128,830
                                                           --------------       -----------        -----------        -----------
Balance, February 29, 2000                                            -              33,326          1,288,240          1,321,566

Equity in income of Operating Partnerships                            -               2,520             81,417             83,937
                                                           --------------       -----------        -----------        -----------

Balance, February 28, 2001                               $            -         $    35,846        $ 1,369,657        $ 1,405,503
                                                           ==============       ===========        ===========        ===========


      In accordance with the Operating Partnership Agreement, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Partnership, respectively. Losses are not allocable to the Partnership if the losses reduce its equity basis below zero. Losses in excess of the Partnership's investment are allocated to the Operating General Partner.

      Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2000 and 1999 to the Partnership due to the non-allocation of previous years' losses in excess of the Partnership's investment.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

      YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,1999


3.  INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)



      The combined balance sheets of the Operating Partnerships at December 31, 2000 and 1999 are shown below.

                                                                       December 31,
                                                              ---------------------------------
                                                                 2000                  1999
                                                              -----------         -----------
Assets:
   Land                                                       $ 1,150,473          $ 1,150,473
   Buildings (net of accumulated depreciation
       of $15,245,400 and $13,840,014 in 2000 and
       1999, respectively)                                     38,655,465           39,205,029
   Cash and cash equivalents                                    1,959,906            1,338,266
   Deferred costs                                                 876,139              449,912
   Mortgage escrow deposits                                     2,854,409            1,199,642
   Tenant security deposits                                       852,014              789,828
   Other assets                                                    92,372               76,687
                                                              -----------          -----------

       Total assets                                           $46,440,778          $44,209,837
                                                              ===========          ===========

Liabilities:
   Mortgages payable                                          $28,600,000          $26,249,814
   Accounts payable and accrued expenses                          199,935              159,007
   Accrued interest payable                                        45,040              132,298
   Tenants' security deposits payable                             852,014              789,828
   Due to general partner and affiliates                          976,571            1,284,524
                                                              -----------          -----------

      Total liabilities                                        30,673,560           28,615,471
                                                              -----------          -----------

Partners' equity:
   Wilder Richman Historic Properties II, L.P.                  1,405,503            1,321,566
   General partner                                             14,361,715           14,272,800
                                                              -----------          -----------

       Total partners' equity                                  15,767,218           15,594,366
                                                              -----------          -----------

       Total liabilities and partners' equity                 $46,440,778          $44,209,837
                                                              ===========          ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

      YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,1999


3. INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)


   The combined statements of operations of the Operating Partnerships for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                                  Year ended December 31,
                                                                     2000                1999                1998
                                                                 -----------         -----------         -----------
  Revenues:
      Rent                                                       $ 7,043,881         $ 6,519,761         $ 6,083,567
      Interest                                                        98,318              82,374              56,291
                                                                 -----------         -----------         -----------

                                                                   7,142,199           6,602,135           6,139,858
                                                                 -----------         -----------         -----------
  Expenses:
      Administrative                                               1,116,592             993,470             997,976
      Operating                                                    2,472,392           2,009,050           2,018,481
      Management fees                                                261,828             189,194             178,610
      Interest                                                     1,248,387           1,784,654           1,816,393
      Depreciation and amortization                                1,420,236           1,386,082           1,376,710
                                                                 -----------         -----------         -----------
                                                                   6,519,435           6,362,450           6,388,170
                                                                 -----------         -----------         -----------

 Income (loss) before extraordinary item                             622,764             239,685            (248,312)

Extraordinary item:
   Litigation settlement                                                 -                   -              (500,000)

      Write-off of unamortized deferred costs                       (449,912)                -                 -
                                                                 -----------         -----------         -----------

        NET INCOME (LOSS)                                        $   172,852         $   239,685         $  (748,312)
                                                                 ===========         ===========         ===========


   Income (loss) before extraordinary item allocated to
                                                                                                         -----------
      Wilder Richman Historic Properties II, L.P.                $   388,779         $   128,830         $  (186,393)

    Extraordinary items                                             (304,842)                -              (321,753)
                                                                 -----------         -----------         -----------

    Net income (loss) allocated to Wilder Richman Historic
        Properties II, L.P.                                      $    83,937         $   128,830         $  (508,146)
                                                                 ===========         ===========         ===========

    Income (loss) before extraordinary items allocated to
      Dixon Venture Corp.                                        $   233,985         $   110,855         $   (61,919)

       Extraordinary items                                          (145,070)                -              (178,247)
                                                                 -----------         -----------         -----------

       Net income (loss) allocated to Dixon Venture Corp.        $    88,915         $   110,855         $  (240,166)
                                                                 ===========         ===========         ===========

                      WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

      YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,1999


4.  RELATED PARTY TRANSACTIONS

    An annual investor services fee is payable to an affiliate of the General Partner in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 28, 2001 and February 29, 2000, due to related parties includes $165,000 and $170,000, respectively of investor services fees payable from the Partnership.

    At February 28, 2001 and February 29, 2000, due to related parties includes $9,846 due to the Operating Partnerships.

    An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. The affiliated management agent earned $107,353 and $82,678 in the years ended December 31, 2000 and 1999, respectively and $405,782 was paid in 2000 and $76,329 was paid in 1999.

5.  PARTNERS' EQUITY

    The General Partner, the special limited partner and the investor limited partners were allocated 1%, .01% and 98.99%, respectively, of income and losses.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

      YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,1999


6.    TAXABLE LOSS

      A reconciliation of the financial statement loss of the Partnership for the years ended February 28, 2001, February 29, 2000 and February 28, 1998 to the net loss as shown on the tax returns for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                                       Year ended
                                                                                                     December 31,
                                                                                   ----------------------------------------------
                                                                                       2000            1999               1998
                                                                                   -----------      -----------      -----------
Financial statement income (loss) for the year ended February 28, 2001,
   February 29, 2000 and
  February 28, 1999, respectively                                                  $    66,898      $   146,652      $  (488,061)

Less transactions occurring during January 1 to end of February of respective periods:
   Interest income                                                                        (298)          (6,739)             677
   Fees to related party not deductible
      under Internal Revenue Code Section 267                                           (5,000)          15,000           15,000
                                                                                   -----------      -----------      -----------

                                                                                        61,600          154,913         (472,384)

Financial statement to tax return difference arising from investments in Operating Partnerships:

Adjustment due to non-allocation of income (loss) in
     excess of limited partners investment                                              87,186          108,458          (59,436)

Fees to related party not deductible under
  Internal Revenue Code Section 267                                                   (274,417)        (720,068)         186,720

Litigation settlement                                                                      -           (495,000)         321,753

Excess of depreciation expense of the operating
  partnerships for income tax purposes over
  financial reporting purposes                                                      (1,167,704)      (1,194,853)      (1,193,954)
                                                                                   -----------      -----------      -----------

Taxable loss                                                                       $(1,293,335)     $(2,146,550)     $(1,217,301)
                                                                                   ===========      ===========      ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

      YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,1999



7.    COMMITMENTS AND CONTINGENCIES

      Preferred return

      Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 2000, the cumulative preferred amount due from the Operating Partnerships is $13,539,758. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

                             DIXON MILLS ASSOCIATES

                      COMBINED FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                        AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES

                      Combined Financial Statements for the

                  Years Ended December 31, 2000, 1999 and 1998

                        and Independent Auditors' Report



                                 C O N T E N T S

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                           F-16


COMBINED FINANCIAL STATEMENTS:

  Combined balance sheets                                              F-17

  Combined statements of operations                                    F-18

  Combined statements of partners' equity                              F-19

  Combined statements of cash flows                                    F-20

  Notes to combined financial statements                            F-21 - F-25

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Dixon Venture Corp.
Secaucus, New Jersey

and

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

February 28, 2001
New York, New York

                             DIXON MILLS ASSOCIATES

                             COMBINED BALANCE SHEETS

                                                                           December 31,
                                                                 -----------------------------
           A S S E T S                                                2000            1999
           -----------                                           ------------   -------------
LAND (Notes 2 and 5)                                             $  1,150,473    $  1,150,473

BUILDINGS (net of accumulated depreciation
   of $15,245,400 and $13,840,014 in 2000 and 1999,
    respectively) (Notes 2 and 5)                                  38,655,465      39,205,029

CASH AND CASH EQUIVALENTS (Note 2)                                  1,959,906       1,338,266

DEFERRED COSTS (Notes 2 and 5)                                        876,139         449,912

MORTGAGE ESCROW DEPOSITS (Note 5)                                   2,854,409       1,199,642

TENANT SECURITY DEPOSITS                                              852,014         789,828

OTHER ASSETS                                                           92,372          76,687
                                                                 ------------   -------------

                                                                 $ 46,440,778    $ 44,209,837
                                                                 ============    ============

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Mortgages payable (Note 5)                                    $ 28,600,000    $ 26,249,814

   Accounts payable and accrued expenses                              199,935         159,007

   Accrued interest payable (Note 5)                                   45,040         132,298

   Tenants' security deposits payable                                 852,014         789,828

   Due to general partner and affiliates (Note 4)                     976,571       1,284,524
                                                                 ------------   -------------

                                                                   30,673,560      28,615,471
                                                                 ------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' EQUITY (Note 3):
   WILDER RICHMAN HISTORIC
    PROPERTIES II, L.P., LIMITED PARTNER                            1,405,503       1,321,566

   DIXON VENTURE CORP., GENERAL PARTNER                            14,361,715      14,272,800
                                                                 ------------   -------------

                                                                   15,767,218      15,594,366
                                                                 ------------    ------------

                                                                 $ 46,440,778    $ 44,209,837
                                                                 ============    ============



                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF OPERATIONS


                                                                                     Year ended
                                                                                      December 31,
                                                                      --------------------------------------------
                                                                          2000             1999             1998
                                                                      -----------     -----------      -----------
Revenues:
   Rent                                                               $ 7,043,881      $ 6,519,761     $ 6,083,567
   Interest                                                                98,318           82,374          56,291
                                                                      -----------     -----------      -----------

                                                                        7,142,199       6,602,135        6,139,858
                                                                      -----------     -----------      -----------
Expenses:
   Administrative                                                       1,116,592          993,470         997,976
   Operating                                                            2,472,392        2,009,050       2,018,481
   Management fees (Note 4)                                               261,828          189,194         178,610
   Interest (Note 5)                                                    1,248,387        1,784,654       1,816,393
   Depreciation and amortization                                        1,420,236        1,386,082       1,376,710
                                                                      -----------     -----------      -----------
                                                                        6,519,435        6,362,450       6,388,170
                                                                      -----------     -----------      -----------

Income (loss) before extraordinary item                                   622,764          239,685        (248,312)
Extraordinary item:
   Litigation settlement (Note 7)                                             -                -          (500,000)
   Write-off of unamortized deferred costs (Notes 5 and 7)               (449,912)             -               -
                                                                      -----------     -----------      -----------

        NET INCOME (LOSS)                                             $   172,852      $   239,685     $  (748,312)
                                                                      ===========      ===========     ===========

Income (loss) before extraordinary item allocated to

    Wilder Richman Historic Properties II, L.P.                       $   388,779      $   128,830     $  (186,393)

Extraordinary items                                                      (304,842)             -          (321,753)
                                                                      -----------      -----------     ------------

Net income (loss) allocated to Wilder Richman Historic
     Properties II, L.P.                                              $    83,937      $   128,830     $  (508,146)
                                                                      ===========      ===========     ============

Income (loss) before extraordinary item allocated to
     Dixon Venture Corp.                                              $   233,985      $   110,855     $  (61,919)

Extraordinary items                                                      (145,070)             -          (178,247)
                                                                      -----------      -----------     -----------

Net income (loss) allocated to Dixon Venture Corp.$                        88,915      $   110,855     $  (240,166)
                                                                      ===========      ===========     ============




                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     COMBINED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               Limited                  General
                                                          Total                 partner                 partner
                                                     ------------            ------------            ------------
Partners' equity, January 1, 1998                    $ 16,102,993            $  1,700,882            $ 14,402,111

Net loss, year ended December 31, 1998                   (748,312)               (508,146)               (240,166)
                                                     ------------            ------------            ------------

Partners' equity, December 31, 1998                    15,354,681               1,192,736              14,161,945

Net income, year ended December 31, 1999                  239,685                 128,830                 110,855
                                                     ------------            ------------            ------------

Partners' equity, December 31, 1999                    15,594,366               1,321,566              14,272,800

Net income, year ended December 31, 2000                  172,852                  83,937                  88,915
                                                     ------------            ------------            ------------

Partners' equity, December 31, 2000                  $ 15,767,218            $  1,405,503            $ 14,361,715
                                                     ============            ============            ============


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                              ---------------------------------------------------
                                                                                   2000                1999             1998
                                                                              ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $    172,852       $    239,685       $   (748,312)
                                                                              ------------       ------------       ------------
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                                               1,420,236          1,386,082          1,376,710
     Write-off of unamortized deferred costs - extraordinary                       449,912                -                  -
   Change in assets:
     Increase in mortgage escrow deposits                                          (34,210)           (64,903)           (67,005)
     Increase in tenant security deposits                                          (62,186)           (64,656)           (55,487)
     Increase in other assets                                                      (15,685)           (40,093)            (2,551)
   Change in liabilities:
     Increase (decrease) in accounts payable
       and accrued expenses                                                         40,928           (517,705)           539,628
     Increase (decrease) in accrued interest payable                               (87,258)          (136,841)            19,405
     Increase in tenants security deposits payable                                  62,186             64,656             55,487
     Increase (decrease) in due to general partner and affiliates                 (307,953)          (744,431)           188,606
                                                                              ------------       ------------       ------------

         Total adjustments                                                       1,465,970           (117,891)         2,054,793
                                                                              ------------       ------------       ------------
         Net cash provided by operating activities                               1,638,822            121,794          1,306,481
                                                                              ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                       (855,822)          (144,485)          (260,594)
                                                                              ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages payable                                                (26,249,814)          (272,332)          (254,748)
   Payment of note payable                                                             -             (317,713)               -

   Proceeds of mortgage financing                                               28,600,000                -                  -
   Payments to principal reserve fund                                             (182,499)               -                  -
   Deposits into mortgage escrow accounts at refinancing                        (1,438,058)               -                  -
   Payment of deferred costs                                                      (890,989)               -                  -
                                                                                                 ------------       ------------

        Net cash used in financing activities                                     (161,360)          (590,045)          (254,748)
                                                                              ------------       ------------       ------------

INCREASE (DECREASE) IN CASH                                                        621,640           (612,736)           791,139

CASH AND CASH EQUIVALENTS,
   beginning of year                                                             1,338,266          1,951,002          1,159,863
                                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
   end of year                                                                $  1,959,906       $  1,338,266       $  1,951,002
                                                                              ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during year for interest                                            $  1,335,645       $  1,921,495       $  1,796,988
                                                                              ============       ============       ============


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.  COMBINATION AND ORGANIZATION

    The combined financial statements include the accounts of Dixon Mill Associates I (Phase One), Limited Partnership ("DM I"), Dixon Mill Associates II, (Phase Two), Limited Partnership ("DM II") and Dixon Mill Associates III, (Phase Three), Limited Partnership ("DM III") after elimination of all significant intercompany balances and transactions. Combined financial statements are presented as the Operating Partnerships are under common control, ownership, and management.

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

    Land and buildings

    Land and buildings are stated at lower of cost or net realizable value, ("NRV"), which is the net cash flow necessary to recover costs exclusive of debt service. Depreciation on buildings is computed on the straight-line method. The depreciable life assigned is 40 years for the real property.

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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Cash and cash equivalents

    The Operating Partnerships consider all highly liquid debt instruments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

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

    Recently issued accounting standard

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Operating Partnerships are required to adopt SFAS No. 133 for the year ending December 31, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Operating Partnerships currently hold no derivative financial instruments and do not currently engage in hedging activities. The adoption of SFAS No. 133 is not expected to have any material impact on the Operating Partnerships' financial position or results of operations.


3.  PARTNERS' EQUITY

    In accordance with the Partnership agreement, income and losses are to be allocated 1% and 99% to the general partner and the Limited Partner, respectively. Any equity in loss in excess of the Limited Partner's investment balance in an operating partnership is allocated to the General Partner.

    The Operating Partnerships did not allocate 99% of the income reported in 2000 to the Limited Partner due to the non-allocation of previous years' losses in excess of the Limited Partner's investment in Dixon Mills I & II in accordance with the equity method of accounting.

    Distributions

    The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 2000 is $13,539,758. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


3.  PARTNERS' EQUITY (CONTINUED)

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

      - The balance, if any, 75% to the Limited Partner and 25% to the Operating General Partner.


4.  RELATED PARTY TRANSACTIONS

    DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with the Operating General Partner and affiliates. Included in the balance sheets are the following items:

      Due to (from):

                                                       2000             1999
                                                   -----------      -----------

Morris Property Management                         $       -        $     9,524
Morris Realty                                           (5,259)          (5,259)
DVC                                                    936,830          936,830
Wilder Richman Management Corporation                      -            298,429
Richman Asset Management, Inc.                          45,000           45,000
                                                   -----------      -----------

                                                   $   976,571      $ 1,284,524
                                                   ===========      ===========

    The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $107,353 in 2000, $82,678 in 1999 and $78,444 in
    1998. WRMC received payments of $405,782 and $76,329 in 2000 and 1999, respectively. In addition, property management fees of $154,475, $106,516 and $100,166 were incurred in 2000, 1999 and 1998, respectively to Morris Property Management, an affiliate of the General Partner. Morris Property Management received payments of $163,999 in 2000 and $632,296 in 1999 for accrued management fees.

    The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, Inc., an affiliate of the Limited Partner in 2000, 1999 and 1998 and paid Richman Asset Management, Inc. $45,000 in 2000 and $270,000 in 1999 for accrued investor service fees.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


5.  MORTGAGES PAYABLE


    On June 11, 1992, the Jersey City Redevelopment Agency provided mortgage financing for the Operating Partnerships through the issuance of tax-exempt Bonds (the "Bonds") guaranteed and secured by the Federal National Mortgage Association ("FNMA") mortgage pass-through certificate ("FNMA Certificate"). The FNMA Certificate in turn was secured by mortgages given by Dixon Operating Partnerships in the amount of $27,545,000.

    The Operating Partnerships refinanced their respective mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project as of April 28, 2000). The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and (b) variable-rate taxable bonds in the amount of $2,165,000. The Operating Partnerships have purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax exempt portion, and 9.15% for five and one-half years on the taxable portion.

    The mortgage proceeds retired the old mortgage ($26,154,723), funded reserves for capital improvements (approximately $1,173,000), and covered the costs of the transaction ($890,989). The capital improvements account was established to pay for significant planned improvements (roof replacement, smoke/fire alarm systems, elevator repairs and other repairs throughout the complex) to be undertaken within approximately twelve months of the refinancing.

    Monthly mortgage principal payments are deposited into a principal reserve fund ($182,499 is included in mortgage escrow deposits on the combined balance sheet as of December 31, 2000). Such escrow is to be used for redemption of the underlying bonds, at which time the mortgage loan is amortized. At December 31, 2000 the scheduled principal reserve fund payments are as follows:

                   2001                                 335,871
                   2002                                 367,277
                   2003                                 401,620
                   2004                                 439,174
                   2005                                 473,018
                   Thereafter                        26,400,541
                                                 --------------

                                                   $28,417,501
                                                 ==============


    The new mortgage terms require monthly payments of $6,326 to the replacement reserve. The replacement reserve shall be used exclusively to pay for certain repairs or replacements, subject to the approval of the lender. The balance in this account was $44,729 and $826,685 at December 31, 2000 and 1999, respectively. The balance in the replacement reserve account of $903,456 at the time of the refinancing in April 2000 was transferred to the capital improvements account. At December 31, 2000, the balance in the capital improvements account was $2,103,949. The replacement reserve and the capital improvements account are included in mortgage escrow deposits in the accompanying combined balance sheets.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




6.  COMMITMENTS AND CONTINGENCIES

    Three complaints have been filed against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships are presently defending these matters. The Operating General Partner cannot measure the potential liability, if any, at this time.


7.  EXTRAORDINARY ITEMS

    Write-off of Unamortized Deferred Costs - 2000

    As a result of the mortgage refinancing (see Note 5), unamortized deferred costs of $449,912 reflected on the Operating Partnerships' balance sheet as of December 31, 1999 were written off and are reflected in the accompanying combined statement of operations for the year ended December 31, 2000.

    Litigation Settlement - 1998

    A civil complaint was filed in a prior year by an employee of the Operating Partnerships against the Operating Partnerships and another employee. A separate similar suit was initiated subsequently by a related party of the corporate general partner against the same employee defendant, who is no longer employed by the Operating Partnerships. The aforementioned related party's settlement was in the amount of $244,000. The aggregate settlement of $500,000, including legal fees, is reflected in the accompanying combined statement of operations for the year ended December 31, 1998.