Form 10-Q
period 2001-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2001-07-16
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 2001


OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______________        to______________


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               13-3481443
------------------------------                             --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)



       599 W. Putnam Avenue
       Greenwich, Connecticut                                      06830
------------------------------------------                   ------------------
(Address of principal executive offices)                          Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


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

                         Part I - Financial Information

Table of Contents

Item 1.  Financial Statements                                             Page
                                                                          ----
         Balance Sheets as of May 31, 2001 (Unaudited) and
           February 29, 2001                                               3

         Statements of Operations for the three months
           ended May 31, 2001 and 2000 (Unaudited)                         4

         Statements of Cash Flows for the three months
           ended May 31, 2001 and 2000 (Unaudited)                         5

         Notes to Financial Statements as of May 31, 2001
           (Unaudited)                                                     6

Item 2.  Management's Discussion and Analysis of Financial
         and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                            May 31, 2001
                                            (Unaudited)        February 28, 2001
                                            ------------       -----------------
ASSETS

Cash and cash equivalents                   $     153,972       $     157,990

Investments in operating partnerships           1,523,065           1,405,503

Other assets                                       10,780              10,084
                                             ------------        ------------
                                            $   1,687,817       $   1,573,577
                                             ============        ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                         $      10,000       $      10,000
  Due to related parties                          182,951             179,201
                                             ------------        ------------
                                                  192,951             189,201
                                             -------------       ------------

Partners' equity (deficit)

  Limited partners                              1,636,586           1,527,201
  General partner                                (141,720)           (142,825)
                                             ------------        ------------
                                                1,494,866           1,384,376
                                             ------------        -------------
                                            $   1,687,817       $   1,573,577
                                             ============        ============


See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (Unaudited)


                                                     2001              2000
                                                -------------       -----------
Revenue

Interest                                        $      1,771        $    3,499

Expenses

Operating                                              8,843             7,184
                                                ------------       -----------
Loss from operations                                  (7,072)           (3,685)

Equity in income of operating partnerships           117,562            65,654
                                                ------------       -----------
Net EARNINGS                                    $    110,490       $    61,969
                                                ============       ===========

Net EARNINGS per unit of limited
  partnership interest
  (800 units of limited partnership)            $     136.73       $    76.69
                                                 ===========       ==========

See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (Unaudited)

                                                            2001        2000
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                           $   110,490    $  61,969
Adjustments to reconcile net earnings  to net
     cash provided by (used in) operating activities
    Equity in income of operating partnerships            (117,562)     (65,654)
    (Increase) decrease in other assets                       (696)         348
    Increase in due to related parties                       3,750        3,750
                                                       -----------    ----------
Net cash provided by (used in) operating activities         (4,018)         413
                                                       -----------    ----------

Net increase (decrease) in cash and cash equivalents        (4,018)         413

Cash and cash equivalents at beginning of period           157,990      180,125
                                                       -----------    ----------
Cash and cash equivalents at end of period             $   153,972   $  180,538
                                                       ===========   ==========


See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 2001 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

    The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

2. The investments in Operating Partnerships as of May 31, 2001 and February 28, 2001 are as follows:

        Amount paid to investee through February 28, 2001         $ 16,388,000

        Accumulated cash distributions from Operating
           Partnerships through February 28, 2001                   (3,180,441)

        Equity in accumulated loss of Operating Partnerships
           through February 28, 2001                               (11,802,056)
                                                                  ------------

        Balance, February 28, 2001                                   1,405,503

        Equity in income of operating partnerships for the
           three months ended May 31, 2001                             117,562
                                                                 -------------
        Balance, May 31, 2001                                    $   1,523,065
                                                                 =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2001
                                   (Unaudited)


Note 2 - continued

        The combined balance sheets of the Operating Partnerships as of March 31, 2001 and December 31, 2000 are as follows:


                                                           March 31, 2001
                                                            (Unaudited)       December 31, 2000
                                                            -----------       -----------------
        ASSETS
        Land                                                $  1,150,473       $   1,150,473
        Buildings and equipment (net of accumulated
         depreciation of $15,589,579 and $15,245,400,
         respectively)                                        38,311,287          38,655,465
        Cash and cash equivalents                              2,379,424           1,959,906
        Deferred costs                                           868,139             876,139
        Mortgage escrow deposits                               3,002,265           2,854,409
        Tenant security deposits                                 853,968             852,014
        Other assets                                              92,270              92,372
                                                           -------------       -------------
                                                            $ 46,657,826      $   46,440,778
                                                            ============        ============
        LIABILITIES AND PARTNERS' EQUITY

        Liabilities

         Mortgages payable                                  $ 28,600,000      $   28,600,000
         Accounts payable and accrued expenses                   235,451             199,935
         Accrued interest                                         45,040              45,040
         Tenant security deposits payable                        852,014             852,014
         Due to general partner and affiliates                   987,766             976,571
                                                           -------------      --------------
                                                              30,720,271          30,673,560
                                                           -------------      --------------

        Partners' equity

         Wilder Richman Historic Properties II, L.P.           1,522,729           1,405,503
         General partner                                      14,414,826          14,361,715
                                                           -------------      --------------
                                                              15,937,555          15,767,218
                                                           -------------      --------------
                                                           $  46,657,826      $   46,440,778
                                                           =============      ==============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2001
                                   (Unaudited)


Note 2 - Continued

        The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 2001 and 2000 are as follows:


                                                          2001              2000
                                                     --------------    -------------
        Revenue

        Rent                                         $   1,851,119       $ 1,705,632
                                                     -------------       -----------
                                                         1,851,119         1,705,632
                                                     -------------       -----------

        Expenses

        Administrative                                     140,777           144,407
        Operating                                          827,730           657,783
        Management fees                                     70,971            43,036
        Interest                                           289,126           449,911
        Depreciation and amortization                      352,178           344,178
                                                     -------------       -----------
                                                         1,680,782         1,639,315
                                                     -------------       -----------
        Net EARNINGS                                 $     170,337       $    66,317
                                                     =============       ===========

        Net EARNINGS allocated to

        Wilder Richman Historic Properties II, L.P.  $     117,562       $    65,654
        General partner                                     52,775               663
                                                     -------------       -----------
                                                     $     170,337       $    66,317
                                                     =============       ===========


3. Additional information, including the audited February 28, 2001 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

       As of May 31, 2001, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2001, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the three months ended March 31, 2001.

       The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2000. Prior to the refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and (b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue enabled the Operating Partnerships to create a reserve for capital improvements (approximately $1,365,000). In addition, the previous balance in the replacement reserve at such time (approximately $903,000) was transferred to the capital improvement reserve.

       Because the property has been in operation for more than ten years, management has been addressing the need for extensive capital improvements. As a result of the refinancing and the funding of reserves for capital improvements in April 2000, significant capital improvements were scheduled for the Complex throughout 2000 and 2001. The planned improvements, the majority of which are completed or near complete as of March 31, 2001, include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the complex.

       The Property is reporting cash flow for the three months ended March 31, 2001 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents as of March 31, 2001 have increased by approximately $420,000 compared to December 31, 2000, while accounts payable and accrued expenses have increased by approximately $36,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs are approximately $2,104,000 and $64,000, respectively as of March 31, 2001. The debt service reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $264,000 as of March 31, 2001. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Although the planned improvements have been primarily funded from operating cash thus far, the Operating General Partner intends to request to have the funds transferred from the capital improvements escrow.

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

Results of Operations

       For the three months ended May 31, 2001, the statement of operations of the Partnership reflects net earnings of $110,490, which includes equity in income of operating partnerships of $117,562. The Operating Partnerships reported net earnings during the three months ended March 31, 2001 of $170,337, inclusive of depreciation and amortization of $352,178. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2001 of approximately $428,000, which includes required deposits to the debt service reserve under the mortgages (approximately $76,000) and deposits to required escrows (approximately $19,000). The Operating Partnerships' results of operations for the three months ended March 31, 2001 reflect a significant reduction in interest expense compared to the three months ended March 31, 2000 because the refinancing occurred subsequent to the first quarter of operations in 2000. In addition, the Operating Partnerships' operating expenses are higher in the three months ended March 31, 2001 as a result of recording all of the planned improvements to the complex as an expense in 2001.

       For the three months ended May 31, 2000, the statement of operations of the Partnership reflects net earnings of $61,969, which includes equity in income of operating partnerships of $65,654. The Operating Partnerships reported net earnings during the three months ended March 31, 2000 of $66,317, inclusive of depreciation and amortization of $344,178. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2000 of approximately $323,000, which includes principal amortization under the mortgages (approximately $71,000) and deposits to required escrows (approximately $16,000). The Operating Partnerships' results of operations for the three months ended March 31, 2000 do not reflect the effects of the refinancing, as it took place subsequent to the first quarter of operations.

       Although the results of operations have steadily improved, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and closely monitor its operating costs. There has been ongoing new construction of luxury multi-housing in the vicinity of the Dixon Mill Complex (the "Complex"). The average occupancy for the three months ended March 31, 2001 and 2000 was approximately 98%. The future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and the regional economy, and therefore may be subject to significant volatility.

Item 3  Quantitative and Qualitative Disclosure About Market Risk

       The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Operating Partnerships' mortgages. Although an interest rate cap has been purchased, an increase in the low-floater interest rates of .25% would have an annualized impact of approximately $70,000 on the Operating Partnerships' results of operations.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           Part II - Other Information


Item 1.    Legal Proceedings

           Although Registrant is not involved in any legal proceedings, three complaints have been filed against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships are presently defending these matters. The Operating General Partner cannot measure the potential liability, if any, at this time.

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 2001


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


                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                   By: Wilder Richman Historic Corporation
                                       General Partner


Dated:  July 16, 2001               /s/ Richard Paul Richman
                                    -------------------------------------------
                                    Richard Paul Richman
                                    President and Chief Executive Officer