Form 10-Q
period 2001-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2001-10-22
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2001


OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ____________


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                              13-3481443
----------------------------                            -----------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)



      599 W. Putnam Avenue
      Greenwich, Connecticut                                    06830
  ------------------------------------                        ---------
(Address of principal executive offices)                       Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


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

                         Part I - Financial Information


Table of Contents

Item 1.  Financial Statements                                          Page
         --------------------                                          ----

       Balance Sheets as of August 31, 2001 (Unaudited) and
         February 28, 2001                                                 3

       Statements of Operations for the three and six month periods
         ended August 31, 2001 and 2000 (Unaudited)                        4

       Statements of Cash Flows for the six months
         ended August 31, 2001 and 2000 (Unaudited)                        5

       Notes to Financial Statements as of August 31, 2001 (Unaudited)     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9


Item 3.  Quantitative and Qualitative Disclosure about Market Risk        10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                           August 31, 2001
                                           (Unaudited)       February 28, 2001
                                           -----------       -----------------

ASSETS

Cash and cash equivalents                  $     152,029       $     157,990

Investments in operating partnerships          1,479,332           1,405,503

Accrued interest receivable                       10,780              10,084
                                           -------------       -------------
                                            $  1,642,141        $  1,573,577
                                            ============        ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                       $       10,000       $      10,000
  Due to related parties                         186,701             179,201
                                           -------------       -------------
                                                196,701             189,201
                                           -------------       -------------


Partners' equity (deficit)

  Limited partners                             1,587,654           1,527,201
  General partner                               (142,214)           (142,825)
                                           -------------         ------------
                                               1,445,440           1,384,376
                                           -------------         -----------
                                             $ 1,642,141         $ 1,573,577
                                           =============         ===========


                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months    Six Months        Three Months       Six Months
                                    Ended         Ended              Ended              Ended
                              August 31, 2001  August 31, 2001  August 31, 2000   August 31, 2000
                              ---------------  ---------------  ---------------   ---------------
REVENUES

  Interest                       $   1,373     $   3,144        $    3,430         $    6,929

EXPENSES

  Operating                          7,066        15,909            11,445             18,629
                                 ---------     ---------         ---------          ---------

Loss from operations                (5,693)      (12,765)           (8,015)           (11,700)
                                 ---------     ---------         ---------          ---------

Equity in income (loss) of
   operating partnerships
   from operations                 (43,733)       73,829          (104,780)           (39,126)

Extraordinary item - operating
    partnership write-off of
      financing
    costs                                                        (429,112)          (429,112)
                                  ---------     ---------         --------          ---------

Net earnings (loss) from
    operating partnerships         (43,733)       73,829          (533,892)          (468,238)
                                 ---------     ---------         ---------          ---------
NET EARNINGS (LOSS)              $ (49,426)    $  61,064        $ (541,907)        $ (479,938)
                                 =========     =========         =========          =========

NET EARNINGS (LOSS) PER UNIT
  OF LIMITED PARTNERSHIP
  INTEREST                       $  (61.16)    $   75.57        $  (670.61)        $  (593.92)
                                 =========     =========        ==========         ==========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001            2000
                                               -----------      --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                           $     61,064   $   (479,938)

Adjustments to reconcile net earnings (loss)
 to net cash used in operating activities
   Equity in loss (income) of operating
   partnerships                                    (73,829)       468,238
   Increase in accrued interest receivable            (696)           (96)
   Decrease in other liabilities                                   (5,000)
   Increase in due to related parties                7,500           7,500
                                              ------------   -------------
Net cash used in operating activities               (5,961)         (9,296)
                                              ------------   -------------

Net decrease in cash and cash equivalents           (5,961)        (9,296)

Cash and cash equivalents at beginning
 of period                                         157,990        180,125
                                              ------------   ------------
Cash and cash equivalents at end of period    $    152,029   $    170,829
                                              ============   ============


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (Unaudited)


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

      The results of operations for the six months ended August 31, 2001 are not necessarily indicative of the results to be expected for the entire year.


2. The investments in Operating Partnerships as of August 31, 2001 and February 28, 2001 are as follows:

      Amount paid to investee through February 28, 2001            $ 16,388,000

      Accumulated cash distributions from Operating
        Partnerships through February 28, 2001                       (3,180,441)

      Equity in accumulated loss of Operating Partnerships
        through February 28, 2001                                   (11,802,056)
                                                                   ------------
      Balance, February 28, 2001                                      1,405,503

      Equity in income of operating partnerships for the
        six months ended June 30, 2001                                   73,829
                                                                   ------------
      Balance, August 31, 2001                                     $  1,479,332
                                                                   ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2001
                                   (Unaudited)


Note 2 - Continued

      The combined balance sheets of the Operating Partnerships as of June 30, 2001 and December 31, 2000 are as follows:

                                                 June 30, 2001    December 31,
                                                  (Unaudited)        2000
                                                  -----------        ----
      ASSETS

      Land                                     $   1,150,473   $   1,150,473
      Buildings and equipment (net of
        accumulated depreciation of $15,933,756
        and 15,245,400)                           37,967,110      38,655,465
      Cash and cash equivalents                    2,771,508       1,959,906
      Deferred costs                                 861,539         876,139
      Mortgage escrow deposits                     2,888,663       2,854,409
      Tenant security deposits                       853,967         852,014
      Other assets                                    29,862          92,372
                                               -------------    ------------
                                               $  46,523,122    $ 46,440,778
                                               =============    ============

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                       $ 28,600,000    $ 28,600,000
        Accounts payable and accrued expenses        152,609         199,935
        Accrued interest                              45,040          45,040
        Tenant security deposits payable             852,014         852,014
        Due to general partner and affiliates        998,963         976,571
                                              --------------  --------------
                                                  30,648,626      30,673,560

      Partners' equity

        Wilder Richman Historic Properties
          II, L.P.                                 1,479,332      1,405,503
        General partner                           14,395,164      14,361,715
                                              --------------  --------------
                                                  15,874,496      15,767,218

                                                $ 46,523,122    $ 46,440,778
                                                ============    ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2001
                                   (Unaudited)


Note 2 - Continued

      The combined unaudited statements of the operations of the Operating Partnerships for the six months ended June 30, 2001 and 2000 are as follows:


                                                   2001              2000
                                             ---------------     --------------
      Revenue

      Rent                                    $  3,734,361        $ 3,492,375
                                              ------------        -----------
                                                 3,734,361          3,492,375
                                              ------------        -----------

      Expenses

      Administrative                               555,463            277,919
      Operating                                  1,641,302          1,552,494
      Management fees                              145,545            107,884
      Interest                                     581,818            927,061
      Depreciation and amortization                702,955            666,538
                                              ------------        -----------
                                                 3,628,083          3,531,896
                                              ------------        -----------

      Income (loss) before extraordinary item      107,278            (39,521)

      Extraordinary item - write-off of
       financing fees                                                (433,447)
                                              ------------        -----------

      Net EARNINGS (loss)                     $    107,278        $  (472,968)
                                              ============        ===========

      Net EARNINGS (loss) allocated to

      Wilder Richman Historic Properties
      II, L.P.                                $     73,829        $  (468,238)
      General partner                               33,449             (4,730)
                                              ------------        -----------
                                              $    107,278        $  (472,968)
                                              ============        ===========


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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of August 31, 2001, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2001, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the six months ended June 30, 2001.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2000. Prior to the refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years was provided by
(a) variable-rate tax-exempt bonds in the amount of $26,435,000, and (b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest rate cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue enabled the Operating Partnerships to create a reserve for capital improvements (approximately $1,365,000). In addition, the previous balance in the replacement reserve at such time (approximately $903,000) was transferred to the capital improvement reserve.

As a result of the reduction of the mortgage interest rate, there may be greater potential for the Operating Partnerships to generate cash flow. However, the Partnership's ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partners and the General Partner plan to periodically assess the possible resumption of cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships.

Because the property has been in operation for more than ten years, management has been addressing the need for extensive capital improvements. As a result of the refinancing and the funding of reserves for capital improvements in April 2000, significant capital improvements were scheduled for the Complex throughout 2000 and 2001. The improvements which were contemplated as part of the refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the complex, and have been substantially completed as of June 30, 2001. The Operating General Partner has identified other potential significant capital improvements and repairs throughout the complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. Until the year end results are determined and the capital improvements plan is finalized, the Operating General Partner has not determined whether the Operating Partnerships will make a cash flow distribution for the year ended December 31, 2001.

The Property is reporting cash flow for the six months ended June 30, 2001 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents as of June 30, 2001 have increased by approximately $812,000 compared to December 31, 2000, while accounts payable and accrued expenses have decreased by approximately $47,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs are approximately $2,104,000 and $83,000, respectively as of June 30, 2001. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $347,000 as of June 30, 2001. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Although the planned improvements have been primarily funded from operating cash thus far, the Operating General Partner intends to request to have the funds transferred from the capital improvements escrow.

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

Results of Operations

For the six months ended August 31, 2001, the statement of operations of the Partnership reflects net earnings of $61,064, which includes equity in income of operating partnerships of $73,829. The Operating Partnerships reported net earnings during the six months ended June 30, 2001 of $107,278, which includes depreciation and amortization expense of approximately $703,000, and non capitalized planned maintenance expenditures of approximately $349,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2001 of approximately $562,000, which includes principal reserve deposits under the mortgages (approximately $164,000) and deposits to required escrows (approximately $38,000). The Operating Partnerships' results of operations include the settlement of previously pending litigation matters in the aggregate amount of $150,000, including plaintiffs' legal fees, plus the Operating Partnerships' legal fees. The Operating Partnerships' results of operations for the six months ended June 30, 2001 were enhanced by the April 2000 refinancing, as interest expense declined by approximately $345,000 compared to the six months ended June 30, 2000. The Operating Partnerships did not utilize any replacement reserves during the six months ended June 30, 2001, but the Operating General Partner intends to apply to the lender for a release of the capital improvement reserve as substantially all of the anticipated capital improvements at the time of the refinancing have been completed.

For the six months ended August 31, 2000, the statement of operations of the Partnership reflects a net loss of $479,938, which includes equity in loss of operating partnerships of $468,238. The Operating Partnerships reported a net loss during the six months ended June 30, 2000 of $472,968, which includes depreciation and amortization expense of approximately $667,000, non capitalized planned maintenance expenditures of approximately $264,000 and the write-off of unamortized financing fees resulting from the April 2000 refinancing of approximately $433,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2000 of approximately $502,000, which includes principal amortization under the mortgages (approximately $95,000) and deposits to required escrows (approximately $30,000). The Operating Partnerships' results of operations were not significantly affected by the refinancing, as it took place during the second quarter of operations.

Although the operations of the Operating Partnerships have steadily improved, management is continuing to examine methods to maintain high occupancy rates while steadily increasing rents and closely monitoring operating costs. There has been ongoing new construction of luxury multi-family housing in the vicinity of the Complex. The average occupancy for the six months ended June 30, 2001 and 2000 was approximately 98%. The future operating results of the Complex will be extremely dependent on market conditions (which have been very strong but include newly developed multi-family housing in the area) and therefore may be subject to significant volatility.


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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                           Part II - Other Information


Item 1.  Legal Proceedings.
         ------------------

         Although Registrant is not involved in any legal proceedings, three complaints were filed against the Operating Partnerships, among others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. The Operating Partnerships settled all of the foregoing matters during the third quarter of 2001 for an aggregate amount of $150,000, including plaintiffs' legal fees.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

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

                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By:  Wilder Richman Historic Corporation
                                      General Partner


Dated:  October 22, 2001             /s/ Richard Paul Richman
                                     ------------------------------------------
                                     Richard Paul Richman
                                     President and Chief Executive Officer