Form 10-Q
period 2001-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2002-01-22
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2001

OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                            to
                               --------------------------


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                               13-3481443
---------------------------------                            -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


      599 W. Putnam Avenue
      Greenwich, Connecticut                                         06830
--------------------------------------                              --------
(Address of principal executive offices)                            Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


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

                         Part I - Financial Information


Table of Contents
-----------------

Item 1.     Financial Statements                                            Page
            --------------------                                            ----

       Balance Sheets as of November 30, 2001 (Unaudited) and
         February 28, 2001                                                    3

       Statements of Operations for the three and nine month
         periods ended November 30, 2001 and 2000 (Unaudited)                 4

       Statements of Cash Flows for the nine months ended
         November 30, 2001 and 2000 (Unaudited)                               5

       Notes to Financial Statements as of November 30, 2001
         (Unaudited)                                                          6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9
            -------------------------------------------------


Item 3.     Quantitative and Qualitative Disclosure about Market Risk        11
            ---------------------------------------------------------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                           November 30, 2001
                                             (Unaudited)      February 28, 2001
                                             -----------      -----------------

ASSETS

Cash and cash equivalents                   $    142,226       $    157,990

Investment in operating partnerships           1,901,231          1,405,503

Accrued interest receivable                       10,779             10,084
                                            ------------       ------------
                                            $  2,054,236       $  1,573,577
                                            ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                         $      7,500       $     10,000
  Due to related parties                         190,451            179,201
                                            ------------       ------------
                                                 197,951            189,201
                                            ------------       ------------

Partners' equity (deficit)

  Limited partners                             1,994,391          1,527,201
  General partner                               (138,106)          (142,825)
                                            ------------       ------------
                                               1,856,285          1,384,376
                                            ------------       ------------
                                            $  2,054,236       $  1,573,577
                                            ============       ============


                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months   Nine Months   Three Months   Nine Months
                                          Ended         Ended          Ended         Ended
                                       November 30,  November 30,   November 30,  November 30,
                                          2001          2001           2000          2000
                                       -----------   -----------    -----------   -----------

REVENUES

  Interest                               $     944    $   4,088    $    2,138    $    9,067

EXPENSES

  Operating                                 11,998       27,907         7,076        25,705
                                         ---------    ---------    ----------    ----------

Loss from operations                       (11,054)     (23,819)       (4,938)      (16,638)
                                         ---------    ---------    ----------    ----------

Equity in income (loss) of
  operating partnerships                   421,899      495,728      (135,920)     (175,046)

Extraordinary item - operating
    partnership write-off of financing
    costs                                                                          (429,112)
                                         ---------    ---------    ----------    ----------

Net earnings (loss) from operating
     partnerships                          421,899      495,728      (135,920)     (604,158)
                                         ---------    ---------    ----------    ----------

NET EARNINGS (LOSS)                      $ 410,845    $ 471,909    $ (140,858)   $ (620,796)
                                         =========    =========    ==========    ==========

NET EARNINGS (LOSS) PER UNIT
  OF LIMITED PARTNERSHIP INTEREST        $  508.42    $  583.99    $  (174.31)   $  (768.24)
                                         =========    =========    ==========    ==========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001               2000
                                              ----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                           $  471,909         $ (620,796)

Adjustments to reconcile net earnings
  (loss) to net cash used in operating
  activities

   Equity in loss (income) of operating
     partnerships                               (495,728)           604,158
   Increase in accrued interest receivable          (695)               (95)
   Decrease in other liabilities                  (2,500)            (2,500)
   Increase in due to related parties             11,250             11,250
                                              ----------         ----------
Net cash used in operating activities            (15,764)            (7,983)
                                              ----------         ----------

Net decrease in cash and cash equivalents        (15,764)            (7,983)

Cash and cash equivalents at beginning
  of period                                      157,990            180,125
                                              ----------         ----------

Cash and cash equivalents at end of period    $  142,226         $  172,142
                                              ==========         ==========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                   (Unaudited)


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

     The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

2. The investment in Operating Partnerships as of November 30, 2001 and February 28, 2001 is as follows:


      Amount paid to investee through February 28, 2001           $ 16,388,000

      Accumulated cash distributions received from
         Operating Partnerships through February 28, 2001           (3,180,441)

      Equity in accumulated loss of Operating Partnerships
         through February 28, 2001                                 (11,802,056)
                                                                  ------------

      Balance, February 28, 2001                                     1,405,503

      Equity in income of Operating Partnerships for
         the nine months ended November 30, 2001                       495,728
                                                                  ------------

      Balance, November 30, 2001                                  $   1,901,231
                                                                  =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2001
                                   (Unaudited)


2.    (Continued)

      The combined balance sheets of the Operating Partnerships as of September 30, 2001 and December 31, 2000 are as follows:

                                                    September 30,
                                                       2001         December 31,
                                                    (Unaudited)        2000
                                                    -----------        ----

      ASSETS

Land                                               $ 1,150,473     $ 1,150,473
Buildings and equipment (net of
  accumulated depreciation of $16,277,933
  and $15,245,400)                                  37,959,433      38,655,465
Cash and cash equivalents                            3,082,130       1,959,906
Tenant accounts receivable                             113,466
Deferred costs                                         854,239         876,139
Mortgage escrow deposits                               879,190       2,854,409
Tenant security deposits                               854,283         852,014
Capital improvement reserve                          2,103,949
Prepaid expenses and other assets                       22,860          92,372
                                                   -----------     -----------
                                                   $47,020,023     $46,440,778
                                                   ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                $28,600,000     $28,600,000
  Accounts payable and accrued expenses                 25,264         199,935
  Accrued interest                                      45,040          45,040
  Tenant security deposits payable                     852,014         852,014
  Due to general partner and affiliates              1,010,160         976,571
                                                   -----------     -----------
                                                    30,532,478      30,673,560
Partners' equity

  Wilder Richman Historic Properties
    II, L.P.                                         1,901,231       1,405,503
  General partner                                   14,586,314      14,361,715
                                                   -----------     -----------
                                                    16,487,545      15,767,218
                                                   -----------     -----------
                                                   $47,020,023     $46,440,778
                                                   ===========     ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2001
                                   (Unaudited)


2.    (Continued)

      The unaudited statements of operations of the Operating Partnerships for the nine months ended September 30, 2001 and 2000 are as follows:


                                                   2001              2000
                                               -----------       ------------

      REVENUE                                  $ 5,626,368        $ 5,307,507
                                               -----------        -----------

      Rent                                       5,626,368          5,307,507
                                               -----------        -----------

      EXPENSES

      Administrative                               807,132            520,012
      Operating                                  2,001,622          2,502,877
      Management fees                              220,119            178,326
      Interest                                     822,735          1,266,474
      Depreciation and amortization              1,054,433          1,016,632
                                               -----------        -----------
                                                 4,906,041          5,484,321
                                               -----------        -----------

      Income (loss) before extraordinary item      720,327           (176,814)

      Extraordinary item - write-off of
        financing fees                         -----------           (433,447)

      NET EARNINGS (LOSS)                      $   720,327        $  (610,261)
                                               ===========        ===========

      NET EARNINGS (LOSS) ALLOCATED TO

      Wilder Richman Historic Properties
        II, L.P.                               $   495,728        $  (604,158)
      General Partner                              224,599             (6,103)
                                               -----------        -----------
                                               $   720,327        $  (610,261)
                                               ===========        ===========


3. Additional information, including the audited February 28, 2001 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ----------------------------------------------------------------

Liquidity and Capital Resources

As of November 30, 2001, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2001, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the nine months ended September 30, 2001.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2000 (the "Refinancing"). Prior to the Refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds are 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest rate cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue enabled the Operating Partnerships to create a reserve for capital improvements of approximately $1,365,000. In addition, the balance in the replacement reserve at the date of the Refinancing (approximately $903,000) was transferred to the capital improvement reserve.

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

The Property is reporting cash flow for the nine months ended September 30, 2001 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents as of September 30, 2001 have increased by approximately $1,122,000 as compared to December 31, 2000, while accounts payable and accrued expenses have decreased by approximately $175,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs, are approximately $2,104,000 and $148,000, respectively as of September 30, 2001. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $432,000 as of September 30, 2001. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Although the planned improvements have been primarily funded from operating cash thus far, the Operating General Partner intends to request to have the funds transferred to the operating account from the capital improvements escrow.

Because the Property has been in operation for more than ten years, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements were scheduled for the Complex throughout 2000 and 2001. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex, have been substantially completed as of September 30, 2001. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. Furthermore, the local rental market has softened due to the recent economic recession and the events of September 11, 2001; as a result, the local competition has reduced their rental rates. Management is implementing a rental reduction in order to maintain its position in the market, which will adversely affect cash flow; such affect may be offset (or exacerbated) by changes in the low floater mortgage interest rates. Depending on market conditions, rents may need to be further adjusted. Accordingly, although the Property's current economic condition is stable, the Operating General Partner has determined that the Operating Partnerships will not make a cash flow distribution for the year ended December 31, 2001. The Operating General Partner and the General Partner plan to periodically assess the feasibility of cash flow distributions based on the results of operations, the physical condition of the Property, the then current interest rates and local market conditions, among other things.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ----------------------------------------------------------------

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

Results of Operations

For the nine months ended November 30, 2001, the statement of operations of the Partnership reflects net earnings of $471,909, which includes equity in income of operating partnerships of $495,728. The Operating Partnerships reported net earnings during the nine months ended September 30, 2001 of $720,327, which includes depreciation and amortization expense of approximately $1,054,000 and non capitalized planned maintenance expenditures of approximately $133,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2001 of approximately $1,133,000, which includes principal reserve deposits under the mortgages (approximately $249,000), deposits to required escrows (approximately $57,000) and capitalized planned capital expenditures (approximately $336,000). The Operating Partnerships' results of operations include the settlement of previously pending litigation matters in the aggregate amount of $310,000, including plaintiffs' legal fees, plus the Operating Partnerships' legal fees. The Operating Partnerships' results of operations for the nine months ended September 30, 2001 were enhanced by the Refinancing, as interest expense declined by approximately $444,000 as compared to the nine months ended September 30, 2000. The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 2001, but the Operating General Partner intends to apply to the lender for a release of the capital improvement reserve to reimburse the cost of the capital expenditures and planned maintenance expenditures.

For the nine months ended November 30, 2000, the statement of operations of the Partnership reflects a net loss of $620,796, which includes equity in loss of operating partnerships of $604,158. The Operating Partnerships reported a net loss during the nine months ended September 30, 2000 of $610,261, which includes depreciation and amortization expense of approximately $1,017,000, non capitalized planned maintenance expenditures of approximately $530,000 and the write-off of unamortized financing fees resulting from the Refinancing of approximately $433,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2000 of approximately $520,000, which includes principal amortization under the mortgages (approximately $166,000) and deposits to required escrows (approximately $50,000 for replacement reserves and approximately $103,000 for a principal reserve for the second mortgage, which principal is paid semi-annually). The Operating Partnerships did not utilize any replacement reserves or the capital improvement reserve during the nine months ended September 30, 2000.

Although the operations of the Operating Partnerships have improved over the last several years, management is continuing to examine methods to maintain high occupancy rates while monitoring rents relative to the local market and closely monitoring operating costs. The average occupancy for the nine months ended September 30, 2001 and 2000 was approximately 98%. The future operating results of the Complex will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                           Part II - Other Information
                                     -----------------


Item 1.  Legal Proceedings
         -----------------

         Registrant is not aware of any material legal proceedings.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

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


                                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                    By: Wilder Richman Historic Corporation
                                        General Partner


Dated:  January 22, 2002            /s/ Richard Paul Richman
                                    -------------------------------------
                                    Richard Paul Richman
                                    President and Chief Executive Officer