Form 10-K
period 2002-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2002-07-03
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

                                     0-17793
                                     -------
                            (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
             -------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

               Delaware                                         13-3481443
-------------------------------------------               ----------------------
(State or other jurisdiction of organization)                (I.R.S. Employer
                                                            Identification No.)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                             06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


Registrant's telephone number, including area code:     (203) 869-0900
                                                      ---------------------

Securities registered pursuant to Section 12(b) of the Act:

        None
-------------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
            ---

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

      Working Capital Reserves

      As of February 28, 2002, Registrant had working capital reserves of approximately $119,000, which were substantially invested in interest-bearing deposits. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the "Tax Acts")

      Registrant is organized as a limited partnership and is a pass through tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investment. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


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

As of December 31, 2001 and 2000, the occupancy and rental rates were as follows:

                                  December 31, 2001       December 31, 2000
                                  -----------------       -----------------

Occupancy Rate                          97%                     98%
Monthly Rental Rates:
Studio                           $  628  - $1,117       $   615  -  $1,095
One-Bedroom                      $  730  - $1,807       $   779  -  $1,771
Two-Bedroom                      $1,365  - $2,284       $ 1,365  -  $2,239
Three-Bedroom                    $1,928  - $2,647       $ 1,890  -  $2,595


      The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3. Legal Proceedings

     Three complaints were filed against the Operating Partnerships, among others, by a former employee, a former part-time rental agent and a security person employed by a private non-affiliated security company which provided service to the Property, alleging, among other things, discrimination in connection with advancement, hiring and termination. All three complaints were settled in 2001 and the results are included in the Operating Partnerships' financial statements for the year ended December 31, 2001.

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

      b)  Holders

      As of February 28, 2002, there were approximately 736 record holders of Units holding an aggregate of 800 Units in the Partnership.

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


Item 6.     Selected Financial Data


                                                                      Year End
                                  -------------------------------------------------------------------------------------
                                     February       February             February         February             February
                                     28, 2002       28, 2001             29, 2000         28, 1999             28, 1998
                                     --------       --------             --------         ---------            --------

Total revenues
  (Interest income)                $     4,674      $    11,890         $    54,009      $    52,660          $    55,276

Equity in income (loss) of
  investment in Operating
  Partnerships                     $   701,964      $    83,937(b)      $   128,830      $  (508,146)(a)      $  (358,875)

Net income (loss)                  $   669,086      $    66,898         $   146,652      $  (488,061)         $  (333,793)

Net income (loss) per unit of
 limited partnership interest      $       828      $        83         $       181      $      (604)         $      (413)

At year end:
  Total assets                     $ 2,205,490      $ 1,573,577         $ 1,511,679      $ 2,314,027          $ 2,787,088


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources

      The operating results of the Complex for 2001 were favorable compared to 2000. During 1992, the mortgages of the Operating Partnerships were modified, resulting in an interest rate decrease from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. The Operating Partnerships again refinanced their respective outstanding mortgage liabilities as of April 28, 2000 (the "Refinancing"). The total new indebtedness in the amount of $28,600,000, for a term of 30 years, was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and (b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds were 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to create a reserve for capital improvements of approximately $1,365,000. In addition, the balance in the replacement reserve at the date of the Refinancing (approximately $903,000) was transferred to the capital improvement reserve (collectively, the "Capital Improvements Escrow").

           As a result of the reduction of the mortgage interest rate, there may be greater potential for the Operating Partnerships to generate cash flow. However, the Operating Partnerships' ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the possible resumption of cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 2001, the cumulative preferred distribution is approximately $14,903,000.

          The Property reported cash flow for the year ended December 31, 2001 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents and investments in bonds as of December 31, 2001 have increased by approximately $1,408,000 as compared to December 31, 2000, while accounts payable and accrued expenses have decreased by approximately $123,000. The Capital Improvement Escrow and replacement reserve accounts, which are controlled by the lender, are approximately $2,142,000 and $122,000, respectively as of December 31, 2001. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $518,000 as of December 31, 2001. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Although the planned improvements have been primarily funded from operating cash through December 31, 2001, the Operating General Partner has requested to have the funds transferred to the operating account from the Capital Improvements Escrow. As of May 2002, approximately $1,322,000 has been released from the Capital Improvements Escrow. During the year ended February 28, 2002, the Partnership's investment in Operating Partnerships increased by $669,691 as a result of the equity in income of investment in Operating Partnerships. The annual investor service fees are payable from the operations of the Operating Partnerships and from reserves of the Partnership. As of February 28, 2002, due to affiliates reflected on the Partnership's balance sheet includes $160,000 of accrued investor service fees.

     Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements were scheduled for the Complex throughout 2000 and 2001. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. Furthermore, the local rental market has softened due to the recent economic recession and the events of September 11, 2001; as a result, the local competition has reduced their rental rates. Management has implemented rental reductions and concessions in order to maintain its position in the market, which will adversely affect cash flow; such affect may be offset (or exacerbated) by changes in the low floater mortgage interest rates. Depending on market conditions, rents may need to be further adjusted. Accordingly, although the Property's current economic condition is stable, the Operating General Partner has determined that the Operating Partnerships will not make a cash flow distribution for the year ended December 31, 2001. The Operating General Partner and the General Partner plan to periodically assess the feasibility of cash flow distributions based on the results of operations, the physical condition of the Property, the then current interest rates and local market conditions, among other things.

     As a result of the cumulative preferred return and the time that Units have been held, the Partnership has agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers to purchase the Property from major apartment owners on a confidential basis in order to determine the current market value of the Property. The Operating General Partner and the Partnership believe it is appropriate to maintain a confidential process since the public release of information could have a negative impact on the operations of the Property. The Partnership and the Operating General Partner intend to review such offers and then evaluate alternatives.

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

     Year Ended February 28, 2002

     During the year ended February 28, 2002 the Partnership earned interest of approximately $4,700 which was lower than the previous fiscal period mainly as a result of the reduction in interest rates. The Partnership's operating expenses were slightly higher compared to the year ended February 28, 2001 and are not expected to vary significantly in the near future. Registrant's equity in income in Operating Partnerships does not include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 2001 in the amount of approximately $922,000, inclusive of depreciation and amortization of approximately $1,524,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,843,000 during 2001, which considers payments to the principal reserve fund under the mortgages (approximately $336,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $150,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $39,000). The Operating Partnerships' results of operations include the settlement of previously pending litigation matters in the aggregate amount of approximately $412,000, including plaintiffs' legal fees, plus the Operating Partnerships' legal fees. The Operating Partnerships' results of operations for the year ended December 31, 2001 were significantly enhanced by the Refinancing, as interest expense declined by approximately $524,000 as compared to the year ended December 31, 2000. The interest rates on the low floater mortgages began January 2001 at 3.95% and 6.60, respectively, and ended the year at 1.24% and 2.14% , respectively. The average interest rates for the year were approximately 2.9% and 4.5%, respectively. The Operating Partnerships did not utilize any replacement reserves during 2001.

      Although the results of operations have steadily improved, management continues to examine methods to maintain healthy occupancy rates while steadily increasing rental rates and to closely monitor its operating costs. As of December 31, 2001, the occupancy rate was approximately 97%. The future operating results of the Complex will be extremely dependent on market, the regional economy and the low floater interest rates (which were very favorable in 2001), and therefore may be subject to significant volatility. There can be no assurance that the Operating Partnerships will continue to generate cash flow at the level reported in 2001.

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

     The Operating Partnerships reported net income from operations for the year ended December 31, 2000 in the amount of approximately $623,000, inclusive of depreciation and amortization of approximately $1,420,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,684,000 during 2000, which considers principal amortization under the mortgages (approximately $278,000) and net deposits to the replacement reserve (approximately $82,000), but does not consider the planned capital improvements. Occupancy remained consistently high throughout 2000, while management steadily increased rental rates, resulting in an increase in rental revenues of approximately $524,000 compared to 1999. The Operating Partnerships did not utilize any replacement reserves during 2000. As of December 31, 2000, the occupancy rate was approximately 98%.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 2 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant cannot control the operations of a Local Partnership.

Recent Accounting Pronouncement Not Yet Adopted

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. Registrant does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Operating Partnerships' mortgages as refinanced as of April 28, 2000. Although an interest rate cap has been purchased, a change in the low-floater interest rates of .25% would have an annualized impact of approximately $70,000 on the Operating Partnerships' results of operations.

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

      The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

  Name                   Age       Office
  ----                   ---       ------

  Richard Paul Richman    54       President and Director

  Robert H. Wilder, Jr.   56       Executive Vice President, Assistant
                                   Secretary,  Treasurer and Director

  Gina S. Dodge           46       Secretary

      Richard Paul Richman, 54 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

      Robert H. Wilder, Jr., 56 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

      Gina S. Dodge, 46 years old, is Secretary of WRHC. Ms. Dodge, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

Item 11. Executive Compensation

      The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 28, 2002.


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

      Wilder Richman Management Corporation ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned management fees of $118,488 in 2001 and received payment of $118,488.

      Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $60,000 in 2002 for its performance in connection with investor services for the Partnership and the Operating Partnerships and received payment of $65,000, which includes accrued fees.

      Indebtedness of Management

      No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 2002 and February 28, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a) Financial Statements

        (i)      The list of Financial Statements of Registrant appears on page
                 F-1.

        (ii) The list of Financial Statements of the Operating Partnerships appears on page F-15.

         (3)     Exhibits:
                 --------

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

**** Incorporated by Reference to Proxy dated March 23, 1992.

      b)  Reports on Form 8-K

        None.

                                   SIGNATURES




  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of July, 2002.


                                    Wilder Richman Historic Properties II, L.P.

                                    By: Wilder Richman Historic Corporation,
                                        General Partner


                                    By: /s/ Richard Paul Richman
                                       ------------------------------
                                       Richard Paul Richman
                                       President and Director

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          FINANCIAL STATEMENTS FOR THE

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

     Years Ended February 28, 2002, February 28, 2001 and February 29, 2000

                        and Independent Auditors' Report




                                 C O N T E N T S

                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORT                                            F-2


FINANCIAL STATEMENTS:

   Balance sheets                                                       F-3

   Statements of operations                                             F-4

   Statements of partners' equity and comprehensive
     income                                                             F-5

   Statements of cash flows                                             F-6

   Notes to financial statements                                     F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT




Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut



We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 28, 2002 2001, and the related statements of operations, partners' equity and comprehensive income, and cash flows for the years ended February 28, 2002, and 2001 and February 29, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 28, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years ended February 28, 2002and 2001 and February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

April 25, 2002
New York, New York


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS

                                                              February 28,           February 28,
           A S S E T S                                           2002                   2001
           -----------                                       -------------          ------------

INVESTMENTS IN OPERATING PARTNERSHIPS
 (Notes 2, 3, 4 and 5)                                       $ 2,075,294            $ 1,405,503

CASH AND CASH EQUIVALENTS (Note 2)                               119,417                157,990

OTHER ASSETS                                                      10,779                 10,084
                                                             -----------            -----------

                                                             $ 2,205,490            $ 1,573,577
                                                             ===========            ===========

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Other liabilities                                         $    10,000            $    10,000

   Due to related parties (Note 4)                               174,201                179,201
                                                             -----------            -----------

                                                                 184,201                189,201
                                                             -----------            -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (Note 5):

   Partners' equity                                            2,053,462              1,384,376

   Accumulated other comprehensive loss                          (32,173)                  --
                                                             -----------            -----------

                                                               2,021,289              1,384,376

                                                             $ 2,205,490            $ 1,573,577
                                                             ===========            ===========


                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS

                                                                              Year Ended
                                                       ----------------------------------------------------
                                                         February 28,       February 28,       February 29,
                                                            2002               2001               2000
                                                        -------------       ------------       ------------
Revenues:

Interest income                                          $   4,674          $  11,890          $  54,009

Expenses:

Operating                                                   37,552             28,929             36,187
                                                         ---------          ---------          ---------

  Income (loss) from operations                            (32,878)           (17,039)            17,822
                                                         ---------          ---------          ---------

Equity in income of Operating Partnerships
    from operations                                        701,964            388,779            128,830

Extraordinary item - operating partnerships:

   Write-off of unamortized deferred costs                    --             (304,842)              --
                                                         ---------          ---------          ---------

Net income from operating partnerships                     701,964             83,937            128,830
                                                         ---------          ---------          ---------

           NET INCOME                                    $ 669,086          $  66,898          $ 146,652
                                                         =========          =========          =========

Net income attributable to:

     Limited partners                                    $ 662,395          $  66,229          $ 145,185

     General partner                                         6,691                669              1,467
                                                         ---------          ---------          ---------

                                                         $ 669,086          $  66,898          $ 146,652
                                                         =========          =========          =========
Net income per unit of limited
   partnership interest                                  $     828          $      83          $     181
                                                         =========          =========          =========


                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

             STATEMENTS OF PARTNERS' EQUITY AND COMPREHENSIVE INCOME

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                                   Limited             General
                                                               Total               partners            partners
                                                            -----------          -----------          -----------

Partners' equity (deficit), March 1, 1999                   $ 2,134,826          $ 2,279,787          $  (144,961)

Net income, year ended February 29, 2000                        146,652              145,185                1,467

Distributions                                                  (964,000)            (964,000)                --
                                                            -----------          -----------          -----------

Partners' equity (deficit), February 29, 2000                 1,317,478            1,460,972             (143,494)

Net income, year ended February 28, 2001                         66,898               66,229                  669
                                                            -----------          -----------          -----------

Partners equity (deficit), February 28, 2001                  1,384,376            1,527,201             (142,825)
                                                            -----------          -----------          -----------
Net income, year ended February 28, 2002                        669,086              662,395                6,691

Unrealized loss on marketable securities
    from operating partnerships                                 (32,173)             (31,851)                (322)
                                                            -----------          -----------          -----------

Comprehensive income, year ended February 28, 2002              636,913              630,544                6,369
                                                            -----------          -----------          -----------

Partners equity (deficit), February 28, 2002                $ 2,021,289          $ 2,157,745          $  (136,456)
                                                            ===========          ===========          ===========

Limited partnership units outstanding at February 28,
    2002 and 2001 and February 29, 2000                       800
                                                              ===


                        See notes to financial statement


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended
                                                                ---------------------------------------------------

                                                                February 28,        February 28,       February 29,
                                                                   2002                2001               2000
                                                                ------------        -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 669,086          $  66,898          $ 146,652
                                                                 ---------          ---------          ---------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Equity in income of Operating Partnerships                 (701,964)           (83,937)          (128,830)
       Changes in assets and liabilities:
         Decrease in accrued interest receivable                      --                 --              140,083
         Increase in other assets                                     (695)               (96)            (9,988)
         Increase (decrease) in due to related parties              (5,000)            (5,000)            15,000
                                                                 ---------          ---------          ---------

          Total adjustments                                       (707,659)           (89,033)            16,265
                                                                 ---------          ---------          ---------

          Net cash provided by (used in) operating activities      (38,573)           (22,135)           162,917
                                                                 ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                          --                 --             (964,000)
                                                                 ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in note receivable                                        --                 --              317,713
                                                                 ---------          ---------          ---------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                     (38,573)           (22,135)          (483,370)

CASH AND CASH EQUIVALENTS, beginning of year                       157,990            180,125            663,495
                                                                 ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, end of year                           $ 119,417          $ 157,990          $ 180,125
                                                                 =========          =========          =========


                        See notes to financial statement

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


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

        On July 15, 1988, the Partnership admitted 754 limited partners representing 800 units of limited partnership interest (the "Closing") for $19,280,000 in cash and notes. Immediately following the Closing, the Partnership acquired a 99% limited partnership interest in the Operating Partnerships. The Partnership acquired its limited partnership interest for $16,388,000, which was paid in installments.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Financial statements

        The financial statements of the Partnership are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership.

        Investments in Operating Partnerships

        The Partnership accounts for its investment in the Operating Partnerships on the equity method of accounting. Under the equity method of accounting, the investment cost is adjusted by the Partnership's share of the Operating Partnerships' results of operations, which are limited to the respective investment balances and by distributions received or accrued. The statements of operations include the Partnership's equity in the earnings of the Operating Partnerships on a calendar year basis.

        Syndication costs

        Syndication costs of $2,639,200 were charged against limited partners' capital upon the closing of the public offering, in accordance with prevalent industry practice.

        Income taxes

        No provisions have been made for federal, state and local income taxes, as they are the personal responsibility of the partners.

        Cash and cash equivalents

        For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


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

        Recently issued accounting standards

        Recently the Financial Accounting Standards Board ("FASB") issued the following statements:

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

3.      INVESTMENTS IN OPERATING PARTNERSHIPS

        The Investments in Operating Partnerships are as follows:


                                                    Dixon              Dixon              Dixon
                                                    Mill I             Mill II            Mill III           Total
                                                  -----------        -----------        -----------        -----------

Balance, March 1, 1999                            $      --          $      --          $ 1,192,736        $ 1,192,736

Equity in income of Operating Partnerships               --               33,326             95,504            128,830
                                                  -----------        -----------        -----------        -----------

Balance, February 29, 2000                               --               33,326          1,288,240          1,321,566

Equity in income of Operating Partnerships               --                2,520             81,417             83,937
                                                  -----------        -----------        -----------        -----------
Balance, February 28, 2001                               --               35,846          1,369,657          1,405,503

Equity in income of Operating Partnerships            119,529            291,050            291,385            701,964

Comprehensive income - unrealized loss on
   marketable securities from Operating
   Partnerships                                       (10,944)           (13,257)            (7,972)           (32,173)
                                                  -----------        -----------        -----------        -----------

Balance, February 28, 2002                        $   108,585        $   313,639        $ 1,653,070        $ 2,075,294
                                                  ===========        ===========        ===========        ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


3.      INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

        In accordance with the Operating Partnership Agreement, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Partnership, respectively. Losses are not allocable to the Partnership if the losses reduce its equity basis below zero. Losses in excess of the Partnership's investment are allocated to the Operating General Partner. Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2001 and 2000 to the Partnership due to the non-allocation of previous years' losses in excess of the Partnership's investment.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


3.      INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)
        -------------------------------------------------


        The combined balance sheets of the Operating Partnerships at December 31, 2001 and 2000 are shown below.


                                                                  December 31,
                                                        --------------------------------
                                                            2001                 2000
                                                        ------------        ------------

Assets:
  Land                                                  $  1,150,473        $  1,150,473
  Buildings (net of accumulated depreciation
    of $16,721,225 and $15,245,400 in 2001 and
    2000, respectively)                                   37,687,449          38,655,465
  Investment in  bonds                                     1,348,817                --
  Cash and cash equivalents                                2,018,814           1,959,906
  Deferred costs                                             846,439             876,139
  Mortgage escrow deposits                                 3,126,650           2,854,409
  Tenant security deposits                                   870,216             852,014
  Other assets                                               146,898              92,372
                                                        ------------        ------------

     Total assets                                       $ 47,195,756        $ 46,440,778
                                                        ============        ============

Liabilities:
  Mortgages payable                                     $ 28,600,000        $ 28,600,000
  Accounts payable and accrued expenses                       77,031             199,935
  Accrued interest payable                                    14,902              45,040
  Tenants' security deposits payable                         870,216             852,014
  Due to general partner and affiliates                      976,571             976,571
                                                        ------------        ------------

  Total liabilities                                       30,538,720          30,673,560

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

     Partners' equity                                     16,689,534          15,767,218
  Accumulated other comprehensive loss                       (32,498)               --
                                                        ------------        ------------

                                                          16,657,036          15,767,218

     Total liabilities and partners' equity             $ 47,195,756        $ 46,440,778
                                                        ============        ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

      YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29,2000


3.  INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

    The combined statements of operations of the Operating Partnerships for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                                Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       2001              2000             1999
                                                                    -----------      -----------       -----------
       Revenues:

     Rent                                                           $ 7,423,632      $ 7,043,881       $ 6,519,761
     Interest                                                            95,850           98,318            82,374
                                                                    -----------      -----------       -----------

                                                                      7,519,482        7,142,199         6,602,135
                                                                    -----------      -----------       -----------
  Expenses:
     Administrative                                                   1,487,160        1,116,592           993,470
     Operating                                                        2,581,957        2,472,392         2,009,050
     Management fees                                                    280,389          261,828           189,194
     Interest                                                           723,635        1,248,387         1,784,654
     Depreciation and amortization                                    1,524,025        1,420,236         1,386,082
                                                                    -----------      -----------       -----------

                                                                      6,597,166        6,519,435         6,362,450
                                                                    -----------      -----------       -----------

 Income (loss) before extraordinary item                                922,316          622,764           239,685

Extraordinary item:

       Write-off of unamortized deferred costs                             --           (449,912)             --
                                                                    -----------      -----------       -----------

       NET INCOME (LOSS)                                            $   922,316      $   172,852       $   239,685
                                                                    ===========      ===========       ===========


   Income (loss) before extraordinary item allocated to
      Wilder Richman Historic Properties II, L.P.                   $   701,964      $   388,779       $   128,830

    Extraordinary items                                                    --           (304,842)             --
                                                                    -----------      -----------       -----------

    Net income (loss) allocated to Wilder Richman Historic
        Properties II, L.P.                                         $   701,964      $    83,937       $   128,830
                                                                    ===========      ===========       ===========

    Income (loss) before extraordinary items allocated to
         Dixon Venture Corp.                                        $   220,352      $   233,985       $   110,855

        Extraordinary items                                                --           (145,070)             --
                                                                    -----------      -----------       -----------

        Net income (loss) allocated to Dixon Venture Corp.          $   220,352      $    88,915       $   110,855
                                                                    ===========      ===========       ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


4.   RELATED PARTY TRANSACTIONS

     An annual investor services fee is payable to an affiliate of the General Partner in the amount of $15,000 from the Partnership and each of the Operating Partnerships. At February 28, 2002 and February 28, 2001, due to related parties includes $160,000 and $165,000, respectively of investor services fees payable from the Partnership and the Operating Partnerships.

     At February 28, 2002 and February 28, 2001, due to related parties includes $9,846 due to the Operating Partnerships.

     An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. The affiliated management agent earned management fees of $118,488 and $107,353 in the years ended December 31, 2001 and 2000, respectively and $118,488 and $405,782 of accumulated accrued fees were paid in 2001 and 2000, respectively.

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

     - 98.99% to the investor limited partners, .01% to the special limited partner and 1.00% to the General Partner, until the investor limited partners have received an amount equal to the accrued cumulative, non-compounded rate of 7% per annum (see preferred return below).

     - The balance of adjusted capital contributions of the General Partner and special limited partner, and

     - The balance, if any, 97.99% to the investor limited partners, .01% to the special limited partner and 2.00% to the General Partner.

     Preferred Return

     Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 2001, the cumulative preferred amount due from the Operating Partnerships is $14,903,047. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale of refinancing proceeds, to the extent available.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

     YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


6.      TAXABLE LOSS

        A reconciliation of the financial statement income of the Partnership for the years ended February 28, 2002 and 2001 and February 29, 2000 to the net loss as shown on the tax returns for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                               Year ended
                                                                               December 31,
                                                            --------------------------------------------------
                                                                2001              2000                1999
                                                            -----------        -----------         -----------
Financial statement income for the years ended
  February 28, 2002, February 28, 2001 and
  February 29, 2000, respectively                           $   669,086        $    66,898         $   146,652

Interest income and other transactions due to timing
  differences resulting from different fiscal year
  ends for tax purposes v. financial reporting purposes           5,676               (298)             (6,739)

 Fees to related party deductible to the extent
  paid under Internal Revenue Code Section 267                     --               (5,000)             15,000
                                                            -----------        -----------         -----------

                                                                674,762             61,600             154,913

Financial statement to tax return difference arising from investments in Operating Partnerships:

Adjustment due to non-allocation of  loss in
    excess of limited partners investment                       211,129             87,189             108,458

Fees to related parties not deductible under
  Internal Revenue Code Section 267                             (30,458)          (274,417)           (720,068)

Municipal bond interest                                         (17,659)

Litigation settlement                                              --                 --              (495,000)

Excess of depreciation expense of the operating
  partnerships for income tax purposes over
  financial reporting purposes                               (1,125,700)        (1,167,704)         (1,194,853)
                                                            -----------        -----------         -----------

Taxable loss                                                $  (287,926)       $(1,293,335)        $(2,146,550)
                                                            ===========        ===========         ===========

                             DIXON MILLS ASSOCIATES


                      COMBINED FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                        AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES


                      Combined Financial Statements for the

                  Years Ended December 31, 2001, 2000 and 1999

                        and Independent Auditors' Report



                                 C O N T E N T S

                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORT                                            F-16


COMBINED FINANCIAL STATEMENTS:

   Combined balance sheets                                              F-17

   Combined statements of operations                                    F-18

   Combined statements of partners' equity and
     comprehensive income                                               F-19

   Combined statements of cash flows                                    F-20

   Notes to combined financial statements                            F-21 - F-25

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dixon Venture Corp.
Secaucus, New Jersey

and

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

February 26, 2002
New York, New York


                             DIXON MILLS ASSOCIATES

                             COMBINED BALANCE SHEETS

                                                                       December 31,
                                                              -------------------------------
           A S S E T S                                            2001               2000
           -----------                                        ------------       ------------

LAND (Notes 2 and 5)                                          $  1,150,473       $  1,150,473

BUILDINGS (net of accumulated depreciation
   of $16,721,225 and $15,245,400 in 2001 and 2000,
    respectively) (Notes 2 and 5)                               37,687,449         38,655,465

INVESTMENTS IN BONDS (Note 6)                                    1,348,817               --

CASH AND CASH EQUIVALENTS (Note 2)                               2,018,814          1,959,906

DEFERRED COSTS (Notes 2 and 5)                                     846,439            876,139

MORTGAGE ESCROW DEPOSITS (Note 5)                                3,126,650          2,854,409

TENANT SECURITY DEPOSITS                                           870,216            852,014

OTHER ASSETS                                                       146,898             92,372
                                                              ------------       ------------

                                                              $ 47,195,756       $ 46,440,778
                                                              ============       ============

           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Mortgages payable (Note 5)                                 $ 28,600,000       $ 28,600,000

   Accounts payable and accrued expenses                            77,031            199,935

   Accrued interest payable (Note 5)                                14,902             45,040

   Tenants' security deposits payable                              870,216            852,014

   Due to general partner and affiliates (Note 4)                  976,571            976,571
                                                              ------------       ------------

                                                                30,538,720         30,673,560

PARTNERS' EQUITY (Note 3):

   Partners' equity                                             16,689,534         15,767,218

   Accumulated other comprehensive loss                            (32,498)              --
                                                              ------------       ------------

                                                                16,657,036         15,767,218

                                                              $ 47,195,756       $ 46,440,778
                                                              ============       ============


                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF OPERATIONS

                                                                             Year ended
                                                                             December 31,
                                                        -------------------------------------------------------
                                                            2001                 2000                  1999
                                                        ------------          -----------           -----------
Revenues:

   Rent                                                  $ 7,423,632          $ 7,043,881           $ 6,519,761
   Interest                                                   95,850               98,318                82,374
                                                         -----------          -----------           -----------

                                                           7,519,482            7,142,199             6,602,135
                                                         -----------          -----------           -----------
Expenses:
   Administrative (Note 7)                                 1,487,160            1,116,592               993,470
   Operating                                               2,581,957            2,472,392             2,009,050
   Management fees (Note 4)                                  280,389              261,828               189,194
   Interest (Note 5)                                         723,635            1,248,387             1,784,654
   Depreciation and amortization                           1,524,025            1,420,236             1,386,082
                                                         -----------          -----------           -----------
                                                           6,597,166            6,519,435             6,362,450
                                                         -----------          -----------           -----------

Income before extraordinary item                             922,316              622,764               239,685

Extraordinary item:

   Write-off of unamortized deferred costs
     (Notes 5 and 8)                                            --               (449,912)                 --
                                                         -----------          -----------           -----------

        NET INCOME                                       $   922,316          $   172,852           $   239,685
                                                         ===========          ===========           ===========

Income before extraordinary item allocated to
    Wilder Richman Historic Properties II, L.P.          $   701,964          $   388,779           $   128,830

Extraordinary item (Note 8)                                     --               (304,842)                 --
                                                         -----------          -----------           -----------

Net income allocated to Wilder Richman Historic
     Properties II, L.P.                                 $   701,964          $    83,937           $   128,830
                                                         ===========          ===========           ===========

Income before extraordinary item allocated to
     Dixon Venture Corp.                                 $   220,352          $   233,985           $   110,855

Extraordinary items                                             --               (145,070)                 --
                                                         -----------          -----------           -----------

Net income allocated to Dixon Venture Corp.              $   220,352          $    88,915           $   110,855
                                                         ===========          ===========           ===========



                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES

        COMBINED STATEMENTS OF PARTNERS' EQUITY AND COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             Limited                General
                                                     Total                   partner                partner
                                                 -------------            ------------            ------------

Partners' equity, January 1, 1999                 $ 15,354,681            $  1,192,736            $ 14,161,945

Net income, year ended December 31, 1999               239,685                 128,830                 110,855
                                                  ------------            ------------            ------------

Partners' equity, December 31, 1999                 15,594,366               1,321,566              14,272,800

Net income, year ended December 31, 2000               172,852                  83,937                  88,915
                                                  ------------            ------------            ------------

Partners' equity, December 31, 2000                 15,767,218               1,405,503              14,361,715

Net income, year ended December 31, 2001               922,316                 701,964                 220,352

Unrealized loss on marketable securities               (32,498)                (32,173)                   (325)
                                                  ------------            ------------            ------------

Comprehensive income, year ended
   December 31, 2001                                   889,818                 669,791                 220,027
                                                  ------------            ------------            ------------

Partners' equity, December 31, 2001               $ 16,657,036            $  2,075,294            $ 14,581,742
                                                  ============            ============            ============


                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                 ------------------------------------------------------
                                                                     2001                 2000                 1999
                                                                 ------------         ------------         ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                             $    922,316         $    172,852         $    239,685
                                                                 ------------         ------------         ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                  1,524,025            1,420,236            1,386,082
     Write-off of unamortized deferred costs -
       (extraordinary)                                                   --                449,912                 --
   Change in assets:
     (Decrease) Increase in mortgage escrow deposits                   45,162              (34,210)             (64,903)
     Increase in tenant security deposits                             (18,202)             (62,186)             (64,656)
     Increase in other assets                                         (54,526)             (15,685)             (40,093)
   Change in liabilities:
     Increase (decrease) in accounts payable and
       accrued expenses                                              (122,904)              40,928             (517,705)
     Increase (decrease) in accrued interest payable                  (30,138)             (87,258)            (136,841)
     Increase in tenants security deposits                             18,202               62,186               64,656
     Increase (decrease) in due to general partner and
       affiliates                                                        --               (307,953)            (744,431)
                                                                 ------------         ------------         ------------

         Total adjustments                                          1,361,619            1,465,970             (117,891)
                                                                 ------------         ------------         ------------

         Net cash provided by operating activities                  2,283,935            1,638,822              121,794
                                                                 ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                          (507,809)            (855,822)            (144,485)
   Purchase of investments                                         (1,381,315)                --                   --
                                                                 ------------         ------------         ------------

        Net cash used in investing activities                      (1,889,124)            (855,822)            (144,485)
                                                                 ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages payable                                          --            (26,249,814)            (272,332)
   Payment of note payable                                               --                   --               (317,713)
   Proceeds of mortgage financing                                        --             28,600,000                 --
   Payments to principal reserve fund                                (335,903)            (182,499)                --
   Deposits into mortgage escrow accounts at closing                     --             (1,438,058)                --
   Payment of deferred costs                                             --               (890,989)                --
                                                                 ------------         ------------         ------------

        Net cash used in financing activities                        (335,903)            (161,360)            (590,045)
                                                                 ------------         ------------         ------------

INCREASE (DECREASE) IN CASH                                            58,908              621,640             (612,736)

CASH AND CASH EQUIVALENTS, beginning of year                        1,959,906            1,338,266            1,951,002
                                                                 ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, end of year                           $  2,018,814         $  1,959,906         $  1,338,266
                                                                 ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during year for interest                               $    753,773         $  1,335,645         $  1,921,495
                                                                 ============         ============         ============


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Recently issued accounting standard

     Recently the Financial Accounting Standards Board ("FASB") issued the following statements:

         FASB 141 "Business combinations"
         FASB 142 "Goodwill and other Intangible Assets"
         FASB 143 "Accounting for Asset Retirement Obligations"
         FASB 144 "Accounting for the Impairment or Disposal of long-lived
                   Assets"

         These statements do not have any impact on the Operating Partnerships' financial position or results of operations.

3.   PARTNERS' EQUITY

     In accordance with the Partnership agreement, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Limited Partner, respectively. Losses are not allocable to the Limited Partner if the losses reduce its equity basis below zero. Losses in excess of the Limited Partner's investment are allocated to the Operating General Partner.

     Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2001 and 2000 to the Limited Partner due to the non-allocation of previous years' losses in excess of the Limited Partner's investment .

     Distributions

     The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 2001 is $14,903,047. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

     - The balance, if any, 75% to the Limited Partner and 25% to the Operating General Partner.

4.   RELATED PARTY TRANSACTIONS

     DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with the Operating General Partner and affiliates. Included in the balance sheets are the following items:

        Due to (from):
                                          2001              2000
                                       ----------        ----------

Morris Realty                          $  (5,259)        $  (5,259)
DVC                                      936,830           936,830
Richman Asset Management, Inc.            45,000            45,000
                                       ---------         ---------
                                       $ 976,571         $ 976,571
                                       =========         =========

     The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $118,488 in 2001, $107,353 in 2000 and $82,678 in
     1999. WRMC received payments of $118,488 and $405,782 in 2001 and 2000, respectively. In addition, property management fees of $161,901, $154,475 and $106,516 were incurred in 2001, 2000 and 1999, respectively to Morris Property Management, an affiliate of the Operating General Partner. Morris Property Management received payments of $161,901 in 2001 and $163,999 in 2000 for accrued management fees.

     The Operating Partnerships incurred investor service fees of $45,000 to Richman Asset Management, Inc., an affiliate of the Limited Partner in 2001, 2000 and 1999 and paid Richman Asset Management, Inc. $45,000 in 2000 and 2001, and $270,000 in 1999 for accrued investor service fees.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

5.   MORTGAGES PAYABLE

     On June 11, 1992, the Jersey City Redevelopment Agency provided mortgage financing for the Operating Partnerships through the issuance of tax-exempt Bonds (the "Bonds") guaranteed and secured by the Federal National Mortgage Association ("FNMA") mortgage pass-through certificate ("FNMA Certificate"). The FNMA Certificate in turn was secured by mortgages given by the Operating Partnerships in the amount of $27,545,000.

     The Operating Partnerships refinanced their respective outstanding mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project as of April 28, 2000). The total new indebtedness in the amount of $28,600,000 for a term of 30 years is provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 maturing on May 15, 2030 and (b) variable-rate taxable bonds in the amount of $2,165,000 maturing on November 15, 2002 which are secured by the property. The Operating Partnerships have purchased an interest rate cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion.

     The mortgage proceeds retired the old mortgage of $26,154,723, funded reserves for capital improvements in the amount of $1,173,000 and covered the costs of the transaction in the amount of $890,989, which is reflected as deferred costs, net of accumulated amortization, in the accompanying balance sheets. The capital improvements escrow was established from the mortgage proceeds and the replacement reserve in the combined amount of approximately $2,076,000 to pay for significant planned improvements (roof replacement, smoke/fire alarm systems, elevator repairs and other repairs throughout the complex).

     The Operating Partnerships make monthly payments into a principal reserve fund or the purpose of providing funds for retirement of the bonds issued by the Agency. The bonds will be retired from funds in the reserve fund at which time the mortgage balance will be reduced accordingly. At December 31, 2001 the scheduled principal reserve fund payments are as follows:

                       2002                         $      367,277
                       2003                                401,620
                       2004                                439,174
                       2005                                473,018
                       2006                                429,334
                       Thereafter                       25,971,175
                                                     -------------
                                                      $ 28,081,598
                                                      ============

     The new mortgage terms require monthly payments of $6,326 to the replacement reserve.

     Restricted funds held in deposit in connection with the mortgage are as follows:

                                                  2001              2000
                                              ------------      -------------

        Principal reserve fund                $    518,402      $    182,499
        Capital improvements escrow              2,142,466         2,103,949
        Replacement reserve                        122,443            44,729
        Tax and insurance escrow                   294,875           212,054
        Cost of issuance fund                          -             291,792
        Other deposits                              48,464            19,386
                                              ------------      ------------
                                              $  3,126,650      $  2,854,409
                                              ============      ============

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


6.      INVESTMENT IN BONDS

     The Operating Partnerships carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for its obligations. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

     As of December 31, 2001, certain information concerning investments in bonds is as follows:


                                               Amortized      Unrealized       Unrealized       Estimated
   Description and maturity                      cost            gains           losses         fair value
   -------------------------------           -----------     ------------      -----------      -----------

Municipal Bonds
 After one year through five years           $  746,992       $     --         $    6,982       $  740,010
 After five years through ten years             217,980             --              3,068          214,912
 After ten years                                416,343             --             22,448          393,895
                                             ----------       ----------       ----------       ----------

                                             $1,381,315       $     --         $   32,498       $1,348,817
                                             ==========       ==========       ==========       ==========


7.   COMMITMENTS AND CONTINGENCIES

     Three complaints had been filed against the Operating Partnerships and others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the properties, alleging discrimination in connection with advancement, hiring and termination. All three complaints were settled in 2001 for a total for $150,000. Total legal expense incurred by the Operating Partnerships in 2001 was approximately $412,000 (which includes the aforementioned settlement amount), and is included in administrative expenses in the combined statements of operations.


8.   EXTRAORDINARY ITEMS

     Write-off of Unamortized Deferred Costs - 2000

     As a result of the refinancing (see Note 5), deferred costs of $449,912 reflected on the Operating Partnerships' balance sheet as of December 31, 1999 were written off in the year ended December 31, 2000 and are shown as an extraordinary item on the combined statement of operations.