Form 10-Q
period 2002-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2002-07-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002


OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from____________ to___________


                         Commission file number 0-17793
                                                -------


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                             13-3481443
 ------------------------------                             ------------------
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                              Identification No.)


      599 W. Putnam Avenue
      Greenwich, Connecticut                                      06830
 --------------------------------------                        ------------
(Address of principal executive offices)                         Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X        No____
    -----

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information

Table of Contents

Item 1.  Financial Statements                                           Page
         --------------------                                           ----

       Balance Sheets as of May 31, 2002 (Unaudited) and
         February 28, 2002                                                3

       Statements of Operations for the three months
         ended May 31, 2002 and 2001 (Unaudited)                          4

       Statements of Cash Flows for the three months
         ended May 31, 2002 and 2001 (Unaudited)                          5

       Notes to Financial Statements as of May 31, 2002
         (Unaudited)                                                      6

Item 2.  Management's Discussion and Analysis of Financial
           and Results of Operations                                      9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                               May 31, 2002
                                                (Unaudited)   February 28, 2002
                                               -------------  -----------------
ASSETS

Cash and cash equivalents                       $   119,108      $   119,417

Investments in operating partnerships             2,569,430        2,075,294

Other assets                                         10,907           10,779
                                                -----------      -----------

                                                $ 2,699,445      $ 2,205,490
                                                ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                             $    12,500      $    10,000
  Due to related parties                            177,951          174,201
                                                -----------      -----------

                                                    190,451          184,201
                                                -----------      -----------

Partners' equity (deficit)

  Partners' equity                                2,541,167        2,053,462

  Accumulated other comprehensive loss              (32,173)         (32,173)
                                                -----------      -----------

                                                  2,508,994        2,021,289
                                                -----------      -----------

                                                $ 2,699,445      $ 2,205,490
                                                ===========      ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)

                                                          2002           2001
                                                       ----------     ---------
REVENUE

Interest                                               $     643      $   1,771

EXPENSES

Operating                                                  7,074          8,843
                                                       ---------      ---------

Loss from operations                                      (6,431)        (7,072)

Equity in income of operating partnerships               494,136        117,562
                                                       ---------      ---------

NET EARNINGS                                           $ 487,705      $ 110,490
                                                       =========      =========

NET EARNINGS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST
(800 units of limited partnership)                     $  603.53      $  136.39
                                                       =========      =========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Unaudited)

                                                           2002         2001
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $ 487,705     $ 110,490
Adjustments to reconcile net earnings to net
  cash used in operating activities
   Equity in income of operating partnerships            (494,136)     (117,562)
   (Increase) decrease in other assets                       (128)         (696)
   Increase in other liabilities                            2,500
   Increase in due to related parties                       3,750         3,750
                                                        ---------     ---------

Net cash used in operating activities                        (309)       (4,018)
                                                        ---------     ---------

Net decrease in cash and cash equivalents                    (309)       (4,018)

Cash and cash equivalents at beginning of period          119,417       157,990
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 119,108     $ 153,972
                                                        =========     =========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 2002 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

     The results of operations for the three months ended May 31, 2002 are not necessarily indicative of the results to be expected for the entire year.


2. The investments in Operating Partnerships as of May 31, 2002 and February 28, 2002 are as follows:

     Amount paid to investee through February 28, 2002             $ 16,388,000

     Accumulated cash distributions from Operating Partnerships
       through February 28, 2002                                     (3,180,441)

     Equity in accumulated loss of Operating Partnerships
       through February 28, 2002                                    (11,132,265)
                                                                  -------------

     Balance, February 28, 2002                                       2,075,294

     Equity in income of operating partnerships for the three
       months ended May 31, 2002                                        494,136
                                                                  -------------

     Balance, May 31, 2002                                        $   2,569,430
                                                                  =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2002
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of March 31, 2002 and December 31, 2001 are as follows:

                                                  March 31, 2002    December 31,
                                                   (Unaudited)          2001
                                                  --------------   -------------
      ASSETS

Land                                               $  1,150,473    $  1,150,473
Buildings and equipment (net of accumulated
  depreciation of $17,094,231 and $16,721,225,
  respectively)                                      37,314,443      37,687,449
Cash and cash equivalents                             2,618,696       2,018,814
Investment in bonds                                   1,404,723       1,348,817
Deferred costs                                          838,439         846,439
Mortgage escrow deposits                              3,475,516       3,126,650
Tenant security deposits                                870,595         870,216
Other assets                                            135,694         146,898
                                                   ------------    ------------

                                                   $ 47,808,579    $ 47,195,756
                                                   ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                $ 28,600,000    $ 28,600,000
  Accounts payable and accrued expenses                 179,478          77,031
  Accrued interest                                       14,902          14,902
  Tenant security deposits payable                      870,216         870,216
  Due to general partner and affiliates                 987,820         976,571
                                                   ------------    ------------

                                                     30,652,416      30,538,720
                                                   ------------    ------------

Partners' equity

  Partners' equity                                   17,188,661      16,689,534
  General partner                                       (32,498)        (32,498)
                                                   ------------    ------------

                                                     17,156,163      16,657,036
                                                   ------------    ------------

                                                   $ 47,808,579    $ 47,195,756
                                                   ============    ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2002
                                   (Unaudited)


Note 2 - Continued

      The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 2002 and 2001 are as follows:


                                                         2002            2001
                                                      ----------      ----------
      REVENUE

      Rent                                            $1,836,716      $1,851,119
                                                      ----------      ----------

                                                       1,836,716       1,851,119
                                                      ----------      ----------

      EXPENSES

      Administrative                                     114,452         140,777
      Operating                                          633,922
                                                                         827,730
      Management fees                                     74,421          70,971
      Interest                                           133,788         289,126
      Depreciation and amortization                      381,006         352,178
                                                      ----------      ----------

                                                       1,337,589       1,680,782
                                                      ----------      ----------

      NET EARNINGS                                    $  499,127      $  170,337
                                                      ==========      ==========

      NET EARNINGS ALLOCATED TO

      Wilder Richman Historic Properties II,
        L.P                                           $  494,136      $  117,562
      General partner                                      4,991          52,775
                                                      ----------      ----------

                                                      $  499,127      $  170,337
                                                      ==========      ==========


3. Additional information, including the audited February 28, 2002 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ----------------------------------------------------------------

Liquidity and Capital Resources

As of May 31, 2002, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2002, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the three months ended March 31, 2002.

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

The Property is reporting cash flow for the three months ended March 31, 2002 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents and investment in bonds as of March 31, 2002 have increased by approximately $655,000 compared to December 31, 2001, while accounts payable and accrued expenses have increased by approximately $102,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs are approximately $2,142,000 and $142,000, respectively as of March 31, 2002. The princpal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $607,000 as of March 31, 2002. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Although the planned improvements have been primarily funded from operating cash through March 31, 2002, the Operating General Partner has requested to have the funds transferred to the operating account from the Capital Improvements Escrow. As of July 2002, approximately $1,322,000 has been released from the Capital Improvements Escrow.

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

Results of Operations

For the three months ended May 31, 2002, the statement of operations of the Partnership reflects net earnings of $487,705, which includes equity in income of operating partnerships of $494,136. The Operating Partnerships reported net earnings during the three months ended March 31, 2002 of $499,127, inclusive of depreciation and amortization of $381,006. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2002 of approximately $772,000, which includes required deposits to the principal reserve under the mortgages (approximately $89,000) and deposits to required escrows (approximately $19,000). The Operating Partnerships' results of operations for the three months ended March 31, 2002 reflect a significant reduction in interest expense compared to the three months ended March 31, 2001 due to a decline in the average low floater interest rates. In addition, the Operating Partnerships' operating expenses are higher during the three months ended March 31, 2001 as a result of recording all of the incurred planned improvements to the complex as an expense in 2001. The average interest rates on the low floater bonds for the three months ended March 31, 2002 were 1.11% for the tax exempt bonds and 1.95% for the taxable bonds. The average occupancy for the three months ended March 31, 2002 was approximately 96%.

For the three months ended May 31, 2001, the statement of operations of the Partnership reflects net earnings of $110,490, which includes equity in income of operating partnerships of $117,562. The Operating Partnerships reported net earnings during the three months ended March 31, 2001 of $170,337, inclusive of depreciation and amortization of $352,178. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2001 of approximately $428,000, which includes required deposits to the debt service reserve under the mortgages (approximately $76,000) and deposits to required escrows (approximately $19,000). The average interest rates on the low floater bonds for the three months ended March 31, 2001 were 3.93% for the tax exempt bonds and 6.4% for the taxable bonds. The average occupancy for the three months ended March 31, 2001 was approximately 98%.


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


Item 1.  Legal Proceedings
         ------------------

         None


Item 2.  Changes in Securities
         ---------------------

         None


Item 3.  Defaults Upon Senior Securities
         --------------------------------

         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


Item 5.  Other Information
         -----------------

         None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 2002


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


                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By: Wilder Richman Historic Corporation
                                       General Partner


Dated:  July 15, 2002             /s/ Richard Paul Richman
                                  -----------------------------------
                                  Richard Paul Richman
                                  President and Chief Executive Officer