Form 10-Q
period 2002-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2002-10-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002


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

                                Part I - Financial Information


Table of Contents

Item 1.  Financial Statements                                                    Page
         --------------------                                                    ----

         Balance Sheets as of August 31, 2002 (Unaudited) and February 28, 2002   3

         Statements of Operations for the three and six month periods
           ended August 31, 2002 and 2001 (Unaudited)                             4

         Statements of Cash Flows for the six months
           ended August 31, 2002 and 2001 (Unaudited)                             5

         Notes to Financial Statements as of August 31, 2002 (Unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations                                      9
         -----------------------------------


Item 3.  Quantitative and Qualitative Disclosure about Market Risk               10
         ---------------------------------------------------------

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                        BALANCE SHEETS





                                                     August 31, 2002
                                              (Unaudited)    February 28, 2002
                                              -----------    -----------------

ASSETS

Cash and cash equivalents                      $   104,472      $   119,417

Investments in operating partnerships            2,806,028        2,075,294

Other assets                                        11,035           10,779
                                               -----------      -----------

                                               $ 2,921,535      $ 2,205,490
                                               ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                            $     3,875      $    10,000
  Due to related parties                           181,702          174,201
                                               -----------      -----------

                                                   185,577          184,201
                                               -----------      -----------


Partners' equity (deficit)

  Partners' equity                               2,735,958        2,053,462

  Accumulated other comprehensive loss                              (32,173)
                                               -----------      -----------

                                                 2,735,958        2,021,289
                                               -----------      -----------

                                               $ 2,921,535      $ 2,205,490
                                               ===========      ===========



                       See notes to financial statements.

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)


                              Three Months       Six Months       Three Months       Six Months
                                  Ended             Ended             Ended             Ended
                             August 31, 2002   August 31, 2002   August 31, 2001   August 31, 2001
                             ---------------   ---------------   ---------------   ---------------

REVENUES

  Interest                      $     612        $   1,255         $   1,373        $   3,144

EXPENSES

  Operating                        10,246           17,320             7,066           15,909
                                ---------        ---------         ---------        ---------

Loss from operations               (9,634)         (16,065)           (5,693)         (12,765)

Equity in income (loss) of
   operating partnerships         236,598          730,734           (43,733)          73,829
                                ---------        ---------         ---------        ---------


NET EARNINGS (LOSS)             $ 226,964        $ 714,669         $ (49,426)       $  61,064
                                =========        =========         =========        =========


NET EARNINGS (LOSS) PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                     $  280.87        $  884.40         $  (61.16)       $   75.57
                                =========        =========         =========        =========



                              See notes to financial statements.

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                   STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                         (Unaudited)




                                                           2002          2001
                                                        ---------     ---------


CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $ 714,669     $  61,064
Adjustments to reconcile net earnings to net
     cash used in operating activities
      Equity in income of operating partnerships         (730,734)      (73,829)
      Increase in other assets                               (255)         (696)
      Decrease in other liabilities                        (6,125)
      Increase in due to related parties                    7,500         7,500
                                                        ---------     ---------

Net cash used in operating activities                     (14,945)       (5,961)
                                                        ---------     ---------

Net decrease in cash and cash equivalents                 (14,945)       (5,961)

Cash and cash equivalents at beginning of period          119,417       157,990
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 104,472     $ 152,029
                                                        =========     =========



                       See notes to financial statements.

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                       AUGUST 31, 2002
                                         (Unaudited)


1. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 2002 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

        The results of operations for the six months ended August 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

2.      The investments in Operating  Partnerships as of August 31, 2002 and February 28, 2002
        are as follows:


        Amount paid to investee through February 28, 2002                        $ 16,388,000

        Accumulated cash distributions from Operating Partnerships
           through February 28, 2002                                               (3,180,441)

        Equity in accumulated loss of Operating Partnerships
           through February 28, 2002                                              (11,132,265)
                                                                                -------------

        Balance, February 28, 2002                                                  2,075,294

        Equity in income of operating partnerships for the six months
           ended August 31, 2002                                                      730,734
                                                                                -------------

        Balance, August 31, 2002                                                $   2,806,028
                                                                                =============

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS - continued
                                       AUGUST 31, 2002
                                         (Unaudited)


Note 2 - continued

        The combined balance sheets of the Operating Partnerships as of August 31, 2002 and December 31, 2001 are as follows:

                                               August 31, 2002    December 31,
                                                 (Unaudited)         2001
                                                 ------------    ------------
        ASSETS

        Land                                     $  1,150,473    $  1,150,473
        Buildings and equipment
         (net of accumulated depreciation
         of $17,467,238 and $16,721,225,
         respectively)                             36,941,925      37,687,449
        Cash and cash equivalents                   5,873,423       2,018,814
        Investment in bonds                                         1,348,817
        Deferred costs                                830,439         846,439
        Mortgage escrow deposits                    2,132,198       3,126,650
        Tenant security deposits                      871,779         870,216
        Other assets                                  153,127         146,898
                                                 ------------    ------------

                                                 $ 47,953,364    $ 47,195,756
                                                 ============    ============

        LIABILITIES AND PARTNERS' EQUITY

        Liabilities

         Mortgages payable                       $ 28,600,000    $ 28,600,000
         Accounts payable and accrued expenses         74,025          77,031
         Accrued interest                              14,902          14,902
         Tenant security deposits payable             870,216         870,216
         Due to general partner and affiliates        999,070         976,571
                                                 ------------    ------------

                                                   30,558,213      30,538,720
                                                 ------------    ------------

        Partners' equity

         Partners' equity                          17,395,151      16,689,534
         General partner                                              (32,498)
                                                 ------------    ------------

                                                   17,395,151      16,657,036
                                                 ------------    ------------

                                                 $ 47,953,364    $ 47,195,756
                                                 ============    ============

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS - continued
                                       AUGUST 31, 2002
                                         (Unaudited)


Note 2 - Continued

        The unaudited statements of the operations of the Operating Partnerships for the six months ended June 30, 2002 and 2001 are as follows:



                                                         2002         2001
                                                      ----------   ----------
        Revenue

        Rent                                          $3,693,179   $3,734,361
                                                      ----------   ----------

                                                       3,693,179    3,734,361
                                                      ----------   ----------

        Expenses

        Administrative                                   299,882      555,463
        Operating                                      1,455,836    1,641,302
        Management fees                                  148,842      145,545
        Interest                                         288,491      581,818
        Depreciation and amortization                    762,013      702,955
                                                      ----------   ----------

                                                       2,955,064    3,627,083
                                                      ----------   ----------

        Net EARNINGS                                  $  738,115   $  107,278
                                                      ==========   ==========

        Net EARNINGS allocated to

        Wilder Richman Historic Properties II, L.P.   $  730,734   $   73,829
        General partner                                    7,381       33,449
                                                      ----------   ----------

                                                      $  738,115   $  107,278
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

                          WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2     Management's Discussion and Analysis of Financial Conditions
           ------------------------------------------------------------
           and Results of Operations
           -------------------------


Liquidity and Capital Resources

As of August 31, 2002, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2002, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the six months ended June 30, 2002.

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

The Property is reporting cash flow for the six months ended June 30, 2002 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents and investment in bonds as of June 30, 2002 have increased by approximately $2,505,000 compared to December 31, 2001, while accounts payable and accrued expenses have decreased by approximately $3,000. The increase of $2,505,000 noted above is inclusive of draws from the capital improvement reserve of $1,322,000, which relates to capital improvements funded from operations during 2000 and 2001. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs, are approximately $820,000 and $160,000, respectively, as of June 30, 2002. The principal reserve, which is controlled by the lender for purposes of paying off the debt, is approximately $697,000 as of June 30, 2002. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2     Management's Discussion and Analysis of Financial Conditions
           ------------------------------------------------------------
           and Results of Operations (continued)
           -------------------------------------

As a result of the cumulative preferred return and the time that Units have been held, the Partnership has agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers to purchase the Property from major apartment owners on a confidential basis in order to determine the current market value of the Property. The Operating General Partner and the Partnership believe it is appropriate to maintain a confidential process since the public release of information could have a negative impact on the operations of the Property. The Partnership and the Operating General
Partner intend to review such offers and then evaluate alternatives. The Partnership anticipates having feedback with respect to the marketing efforts before the year end, and plans to include such information in its next quarterly report.

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

Results of Operations

For the six months ended August 31, 2002, the statement of operations of the Partnership reflects net earnings of $714,669, which includes equity in income of operating partnerships of $730,734. The Operating Partnerships reported net earnings during the six months ended June 30, 2002 of $738,115, inclusive of depreciation and amortization expense of $762,013. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2002 of approximately $1,277,000, which includes required deposits to the principal reserve under the mortgages (approximately $180,000) and deposits to required escrows (approximately $38,000). The Operating Partnerships' results of operations for the six months ended June 30, 2002 reflect a significant reduction in interest expense compared to the six months ended June 30, 2001 due to a decline in the average low floater interest rates. The average interest rates on the low floater bonds for the six months ended June 30, 2002 were 1.23% for the tax exempt bonds and 1.96% for the taxable bonds. The average occupancy for the six months ended June 30, 2002 was approximately 98%.

For the six months ended August 31, 2001, the statement of operations of the Partnership reflects net earnings of $61,064, which includes equity in income of operating partnerships of $73,829. The Operating Partnerships reported net earnings during the six months ended June 30, 2001 of $107,278, which includes depreciation and amortization expense of $702,955, and non capitalized planned maintenance expenditures of approximately $349,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2001 of approximately $562,000, which includes principal reserve deposits under the mortgages (approximately $164,000) and deposits to required escrows (approximately $38,000). The Operating Partnerships' results of operations for the six months ended June 30, 2001 include the settlement of previously pending litigation matters in the aggregate amount of $150,000, including plaintiffs' legal fees, plus the Operating Partnerships' legal fees. The Operating Partnerships' results of operations for the six months ended June 30, 2001 were enhanced by the April 2000 refinancing, as interest expense declined by approximately $345,000 compared to the six months ended June 30, 2000. The average interest rates on the low floater bonds for the six months ended June 30, 2001 were 3.77% for the tax exempt bonds and 5.63% for the taxable bonds.


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

                         WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 Part II - Other Information


Item 1.    Legal Proceedings
           -----------------

           The Partnership is not aware of any material legal proceedings.

Item 2.    Changes in Securities
           ---------------------

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

        a. Exhibits

           Exhibit 99.1 Certification of Chief Executive Officer
           Exhibit 99.2 Certification of Chief Financial Officer

        b. Reports on Form 8-K

           None

                         Wilder Richman Historic Properties II, L.P.
                                          Form 10-Q
                                       August 31, 2002


                                          Signatures
                                          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                   By: Wilder Richman Historic Corporation
                                       General Partner


Dated:  October 15, 2002            /s/ Richard Paul Richman
                                    --------------------------------------------
                                    Richard Paul Richman
                                    President and Chief Executive Officer