Form 10-Q
period 2002-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2003-01-22
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from____________ to______________


                         Commission file number 0-17793

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               13-3481443
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)



       599 W. Putnam Avenue                                       06830
      Greenwich, Connecticut                                    ----------
 --------------------------------------                          Zip Code
(Address of principal executive offices)



Registrant's telephone number, including area code:  (203) 869-0900


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

                         Part I - Financial Information


Table of Contents
-----------------

Item 1. Financial Statements                                               Page
                                                                           ----

        Balance Sheets as of November 30, 2002 (Unaudited) and
          February 28, 2002                                                  3

        Statements of Operations for the three and nine month
          periods ended November 30, 2002 and 2001 (Unaudited)               4

        Statements of Cash Flows for the nine months
          ended November 30, 2002 and 2001 (Unaudited)                       5

        Notes to Financial Statements as of November 30, 2002
          (Unaudited)                                                        6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Item 3. Quantitative and Qualitative Disclosure about Market Risk           10

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                           November 30, 2002
                                              (Unaudited)      February 28, 2002
                                           -----------------   -----------------

ASSETS

Cash and cash equivalents                     $   101,931         $   119,417

Investments in operating partnerships           3,058,048           2,075,294

Other assets                                       11,150              10,779
                                              -----------         -----------

                                              $ 3,171,129         $ 2,205,490
                                              ===========         ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                           $     6,937         $    10,000
  Due to related parties                          185,451             174,201
                                              -----------         -----------

                                                  192,388             184,201
                                              -----------         -----------

Partners' equity (deficit)

  Partners' equity                              2,978,741           2,053,462

  Accumulated other comprehensive loss                                (32,173)
                                              -----------         -----------

                                                2,978,741           2,021,289
                                              -----------         -----------

                                              $ 3,171,129         $ 2,205,490
                                              ===========         ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three Months          Nine Months         Three Months         Nine Months
                                     Ended                Ended                Ended                Ended
                                November 30, 2002     November 30, 2002    November 30, 2001    November 30, 2001
                                -----------------     -----------------    -----------------    -----------------

REVENUE

   Interest                       $     507              $   1,762            $     944            $   4,088

EXPENSES

  Operating                           9,744                 27,064               11,998               27,907
                                  ---------              ---------            ---------            ---------

Loss from operations                 (9,237)               (25,302)             (11,054)             (23,819)

Equity in income of operating
   partnerships                     252,020                982,754              421,899              495,728
                                  ---------              ---------            ---------            ---------

NET EARNINGS                      $ 242,783              $ 957,452            $ 410,845            $ 471,909
                                  =========              =========            =========            =========

NET EARNINGS PER UNIT OF
   LIMITED PARTNERSHIP
   INTEREST                       $  300.45              $1,184.85            $  508.42            $  583.99
                                  =========              =========            =========            =========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                           2002          2001
                                                       ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $ 957,452     $ 471,909
Adjustments to reconcile net earnings to net
     cash used in operating activities
     Equity in income of operating partnerships          (982,754)     (495,728)
     Increase in other assets                                (371)         (695)
     Decrease in other liabilities                         (3,063)       (2,500)
     Increase in due to related parties                    11,250        11,250
                                                        ---------     ---------

Net cash used in operating activities                     (17,486)      (15,764)
                                                        ---------     ---------

Net decrease in cash and cash equivalents                 (17,486)      (15,764)

Cash and cash equivalents at beginning of period          119,417       157,990
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 101,931     $ 142,226
                                                        =========     =========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
                                   (Unaudited)


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

     The results of operations for the nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

2. The investments in Operating Partnerships as of November 30, 2002 and February 28, 2002 are as follows:

      Amount paid to investee through February 28, 2002            $ 16,388,000

      Accumulated cash distributions from Operating
        Partnerships through February 28, 2002                       (3,180,441)

      Equity in accumulated loss of Operating Partnerships
        through February 28, 2002                                   (11,132,265)
                                                                  -------------

      Balance, February 28, 2002                                      2,075,294

      Equity in income of operating partnerships for the
        nine months ended November 30, 2002                             982,754
                                                                  -------------

      Balance, November 30, 2002                                  $   3,058,048
                                                                  =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2002
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of September 30, 2002 and December 31, 2001 are as follows:


                                                                       September 30, 2002
                                                                          (Unaudited)            December 31, 2001
                                                                       ------------------        -----------------

ASSETS

Land                                                                     $  1,150,473              $  1,150,473
Buildings and equipment (net of accumulated depreciation
  of $17,840,244 and $16,721,225, respectively)                            36,779,036                37,687,449
Cash and cash equivalents                                                   6,837,218                 2,018,814
Investment in bonds                                                                                   1,348,817
Deferred costs                                                                822,439                   846,439
Mortgage escrow deposits and reserves                                       1,520,555                 3,126,650
Tenant security deposits                                                      871,779                   870,216
Other assets                                                                  218,611                   146,898
                                                                         ------------              ------------

                                                                         $ 48,200,111              $ 47,195,756
                                                                         ============              ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                                      $ 28,600,000              $ 28,600,000
  Accounts payable and accrued expenses                                        54,956                    77,031
  Accrued interest                                                             14,902                    14,902
  Tenant security deposits payable                                            870,216                   870,216
  Due to general partner and affiliates                                     1,010,320                   976,571
                                                                         ------------              ------------

                                                                           30,550,394                30,538,720
                                                                         ------------              ------------

Partners' equity (deficit)

  Partners' equity                                                         17,649,717                16,689,534
  Accumulated other comprehensive loss                                                                  (32,498)
                                                                         ------------              ------------

                                                                           17,649,717                16,657,036
                                                                         ------------              ------------

                                                                         $ 48,200,111              $ 47,195,756
                                                                         ============              ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2002
                                   (Unaudited)


Note 2 - Continued

      The unaudited statements of the operations of the Operating Partnerships for the nine months ended September 30, 2002 and 2001 are as follows:


                                                        2002             2001
                                                     ----------       ----------

Revenue

Rent                                                 $5,506,930       $5,626,368
                                                     ----------       ----------

                                                      5,506,930        5,626,368
                                                     ----------       ----------

Expenses

Administrative                                          480,517          807,132
Operating                                             2,203,776        2,001,622
Management fees                                         257,013          220,119
Interest                                                429,924          822,735
Depreciation and amortization                         1,143,019        1,054,433
                                                     ----------       ----------

                                                      4,514,249        4,906,041
                                                     ----------       ----------

Net EARNINGS                                         $  992,681       $  720,327
                                                     ==========       ==========

Net EARNINGS allocated to

Wilder Richman Historic Properties II, L.P.          $  982,754       $  495,728
General partner                                           9,927          224,599
                                                     ----------       ----------

                                                     $  992,681       $  720,327
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

                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of November 30, 2002, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2002, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the nine months ended September 30, 2002.

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

The Property is reporting cash flow for the nine months ended September 30, 2002 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents and investment in bonds as of September 30, 2002 have increased by approximately $3,469,000 compared to December 31, 2001, while accounts payable and accrued expenses have decreased by approximately $22,000. The increase of $3,469,000 noted above is inclusive of draws from the capital improvement reserve of $1,919,000, which relates to capital improvements funded from operations during 2000 and 2001. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs, are approximately $222,000 and $65,000, respectively, as of September 30, 2002. The principal reserve, which is controlled by the lender for purposes of paying off the debt, is approximately $790,000 as of September 30, 2002. In addition, an auxiliary replacement reserve account has been established by management with a balance of approximately $72,000 as of September 30, 2002. Each of the foregoing reserves and escrows are included in mortgage escrow deposits and reserves in the Operating Partnerships' balance sheet as of September 30, 2002.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

The Partnership agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers to purchase the Property from major apartment owners on a confidential basis in order to determine the current market value of the Property. Approximately 30 companies with experience in real estate investments in this area were approached. Two of those solicitations resulted in initial offers to purchase the Property, which are subject to due diligence [, in the amounts of $32.9 million and $33 million]. Because of the age of the Property and capital repairs and improvements already identified, the Operating General Partner believes it is likely the offers would be reduced after due diligence investigations, and there is no guarantee that either of the offers would result in a sale of the Property being completed.

Under the Partnership Agreement of the Partnership, a sale of the Property would require the Consent of a majority in interest of the Unit Holders. Accordingly, the Partnership is preparing Proxy materials by which Unit Holders will be asked to vote as to whether or not they want to pursue a sale of the Property. The general partner is preparing an estimate of the amount that would be available to Unit Holders if a sale were to occur at or near the prices currently offered based on the Partnership's payables, cash reserves, estimated closing costs and sales commissions. The estimated net sales proceeds and an estimate of a Unit Holder's federal tax results which would be triggered by a sale will be included in the Proxy materials.

The Operating General Partner anticipates making a cash distribution in 2003 of approximately $1,071,000, or approximately $1,325 per Unit. The Operating General Partner is considering making a distribution because the Property has accumulated approximately $7.2 million in cash, including approximately $300,000 of restricted deposits held by the lender, primarily as a result of the low floater interest rate on the Property's mortgages. The Operating General Partner has identified repairs and other improvements estimated to cost approximately $8.5 million over the next five years. The Operating General Partner anticipates spending approximately $2.5 million in 2003 for capital needs, including structural work on the pump house building, roof and balcony repairs, and steel restoration. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows.

As discussed below under Results of Operations, the Operating Partnerships generated cash flow of approximately $1,603,000 for the nine months ended September 30, 2002 (approximately $2,137,000 annualized). For the purposes of determining an amount to distribute out of such cash flow, the Operating General Partner is taking into account what the cash flow would have been if the Property's mortgage interest rates were 5% (the current FNMA underwriting rate) as opposed to the current favorable low floater rates as discussed below. The Operating General Partners's objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater rates in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. At 5% the annual interest expense would be $1,430,000, as compared to approximately $364,000 at the average low-floater rates through September 2002, resulting in a contribution to cash flow of approximately $1,066,000. The Operating General Partner intends to take into account, among other factors, a similar analysis when considering making future annual distributions.

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

Results of Operations

For the nine months ended November 30, 2002, the statement of operations of the Partnership reflects net earnings of $957,452, which includes equity in income of operating partnerships of $982,754. The Operating Partnerships reported net earnings during the nine months ended September 30, 2002 of $992,681, inclusive of depreciation and amortization expense of $1,143,019. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2002 of approximately $1,603,000, which includes required deposits to the principal reserve under the mortgages (approximately $272,000) and deposits to required escrows (approximately $58,000). The Operating Partnerships' results of operations for the nine months ended September 30, 2002 reflect a significant reduction in interest expense compared to the nine months ended September 30, 2001 due to a decline in the average low floater interest rates. The average interest rates on the low floater bonds for the nine months ended September 30, 2002 were 1.22% for the tax exempt bonds and 1.93% for the taxable bonds. The average occupancy for the nine months ended September 30, 2002 was approximately 97%.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

For the nine months ended November 30, 2001, the statement of operations of the Partnership reflects net earnings of $471,909, which includes equity in income of operating partnerships of $495,728. The Operating Partnerships reported net earnings during the nine months ended September 30, 2001 of $720,327, which includes depreciation and amortization expense of approximately $1,054,000 and non capitalized planned maintenance expenditures of approximately $133,000. The Operating Partnerships generated cash flow from operations after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2001 of approximately $1,133,000, which includes principal reserve deposits under the mortgages (approximately $249,000), deposits to required escrows (approximately $57,000) and capitalized planned capital expenditures (approximately $336,000). The Operating Partnerships' results of operations include the settlement of previously pending litigation matters in the aggregate amount of $310,000, including plaintiffs' legal fees, plus the Operating Partnerships' legal fees. The average interest rates on the low floater bonds for the nine months ended September 30, 2001 were 3.32% for the tax exempt bonds and 5.11% for the taxable bonds. The Operating Partnerships did not utilize any replacement reserves during the nine months ended September 30, 2001.


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

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      a. Exhibits

         Exhibit 99.1 Certification of Chief Executive Officer
         Exhibit 99.2 Certification of Chief Financial Officer

      b. Reports on Form 8-K

         None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                November 30, 2002


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


                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By: Wilder Richman Historic Corporation
                                     General Partner


Date:  January 21, 2003          /s/ Richard Paul Richman
                                 -------------------------------------
                                 Richard Paul Richman
                                 President and Chief Executive Officer


Date:  January 21, 2003          /s/ Neal Ludeke
                                 -------------------------------------
                                 Neal Ludeke
                                 Treasurer

                                 CERTIFICATIONS


I, Richard Paul Richman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilder Richman Historic Properties II, L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   January 21, 2003                    By: /s/
                                               --------------------------------
                                               Richard Paul Richman
                                               Chief Executive Officer of Wilder
                                               Richman Historic Corporation,
                                               general partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilder Richman Historic Properties II, L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   January 21, 2003                   By: /s/
                                              --------------------------------
                                              Neal Ludeke
                                              Chief Financial Officer of Wilder
                                              Richman Historic Corporation,
                                              general partner of the Company