Form 10-Q/A
period 2002-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2003-02-05
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2002


OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                             13-3481443
          --------                                             ----------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)


          599 W. Putnam Avenue
         Greenwich, Connecticut                                      06830
         ----------------------                                      ------
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


Yes    X        No
    -------

                                EXPLANATORY NOTE


This amendment to Registrant's Form 10-Q for the quarterly period ended November 30, 2002 is being filed solely to amend and restate Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and to insert Part I, Item 4, Controls and Procedures, each as set forth herein.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents

Item 1.   Financial Statements                                             Page
                                                                           ----

       Balance Sheets as of November 30, 2002 (Unaudited)
         and February 28, 2002                                               3

       Statements of Operations for the three and nine month
         periods ended November 30, 2002 and 2001 (Unaudited)                4

       Statements of Cash Flows for the nine months
         ended November 30, 2002 and 2001 (Unaudited)                        5

       Notes to Financial Statements as of November 30, 2002
         (Unaudited)                                                         6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk         11

Item 4.   Controls and Procedures                                           11

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                            November 30, 2002
                                               (Unaudited)     February 28, 2002
                                            -----------------  -----------------
ASSETS

Cash and cash equivalents                      $   101,931        $   119,417
Investments in operating partnerships            3,058,048          2,075,294
er assets                                           11,150             10,779
                                               -----------        -----------
                                               $ 3,171,129        $ 2,205,490
                                               ===========        ===========
LIABILITIES AND PARTNERS' EQUITY
Liabilities
  Other liabilities                            $     6,937        $    10,000
  Due to related parties                           185,451            174,201
                                               -----------        -----------
                                                   192,388            184,201
Partners' equity (deficit)
  Partners' equity                               2,978,741          2,053,462
  Accumulated other comprehensive loss             (32,173)
                                               -----------        -----------
                                                 2,978,741          2,021,289
                                               -----------        -----------
                                               $ 3,171,129        $ 2,205,490
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

2. The investments in Operating Partnerships as of November 30, 2002 and February 28, 2002 are as follows:


      Amount paid to investee through February 28, 2002            $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
        through February 28, 2002                                    (3,180,441)

      Equity in accumulated loss of Operating Partnerships
        through February 28, 2002                                   (11,132,265)

      Balance, February 28, 2002                                      2,075,294

      Equity in income of operating partnerships for the nine
        months ended November 30, 2002                                  982,754
                                                                   ------------
      Balance, November 30, 2002                                   $  3,058,048
                                                                   ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2002
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of September 30, 2002 and December 31, 2001 are as follows:


                                                  September 30,
                                                       2002         December 31,
                                                   (Unaudited)         2001
                                                  ------------      -----------
      ASSETS

Land                                              $  1,150,473      $  1,150,473
Buildings and equipment (net of
accumulated depreciation of $17,840,244
  and $16,721,225, respectively)                    36,779,036        37,687,449
Cash and cash equivalents                            6,837,218         2,018,814
Investment in bonds                                  1,348,817
Deferred costs                                         822,439           846,439
Mortgage escrow deposits and reserves                1,520,555         3,126,650
Tenant security deposits                               871,779           870,216
Other assets                                           218,611           146,898
                                                  ------------      ------------
                                                  $ 48,200,111      $ 47,195,756
                                                  ============      ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities

   Mortgages payable                              $ 28,600,000      $ 28,600,000
   Accounts payable and accrued expenses                54,956            77,031
   Accrued interest                                     14,902            14,902
   Tenant security deposits payable                    870,216           870,216
   Due to general partner and affiliates             1,010,320           976,571
                                                  ------------      ------------
                                                    30,550,394        30,538,720
Partners' equity (deficit)
   Partners' equity                                 17,649,717        16,689,534
   Accumulated other comprehensive loss                (32,498)
                                                    17,649,717        16,657,036
                                                  ------------      ------------
                                                  $ 48,200,111      $ 47,195,756
                                                  ============      ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2002
                                   (Unaudited)


Note 2 - Continued

      The unaudited statements of the operations of the Operating Partnerships for the nine months ended September 30, 2002 and 2001 are as follows:


                                                       2002              2001
                                                    ----------        ----------
Revenue

Rent                                                $5,506,930        $5,626,368
                                                    ----------        ----------

                                                     5,506,930         5,626,368
Expenses

Administrative                                         480,517           807,132
Operating                                            2,203,776         2,001,622
Management fees                                        257,013           220,119
Interest                                               429,924           822,735
Depreciation and amortization                        1,143,019         1,054,433
                                                    ----------        ----------

                                                     4,514,249         4,906,041
                                                    ----------        ----------

Net EARNINGS                                        $  992,681        $  720,327
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

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements were scheduled for the Complex throughout 2000 and 2001. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. Furthermore, the local rental market has softened due to the recent economic recession

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (Cont'd)


and the events of September 11, 2001; as a result, the local competition has reduced their rental rates. Management has implemented rental reductions and concessions in order to maintain its position in the market, which will adversely affect cash flow; such affect may be offset (or exacerbated) by changes in the low floater mortgage interest rates. Depending on market conditions, rents may need to be further adjusted.

The Partnership agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers to purchase the Property from major apartment owners on a confidential basis in order to determine the current market value of the Property. Approximately 30 companies with experience in real estate investments in this area were approached. Two of those solicitations resulted in initial offers to purchase the Property, which are subject to due diligence. Because of the age of the Property and capital repairs and improvements already identified, the Operating General Partner believes it is likely the offers would be reduced after due diligence investigations, and there is no guarantee that either of the offers would result in a sale of the Property being completed.

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

As discussed below under Results of Operations, the Operating Partnerships generated cash flow of approximately $1,603,000 for the nine months ended September 30, 2002 (approximately $2,137,000 annualized). For the purpose of determining an amount to distribute out of such cash flow, the Operating General Partner is taking into account what the cash flow would have been if the Property's mortgage interest rates were 5% (the current FNMA underwriting rate) as opposed to the current favorable low floater rates as discussed below. The Operating General Partner's objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater rates in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. At 5% the annual interest expense would be $1,430,000, as compared to approximately $364,000 at the average low-floater rates through September 2002, resulting in a contribution to cash flow of approximately $1,066,000. The Operating General Partner intends to take into account, among other factors, a similar analysis when considering making future annual distributions.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (cont'd)


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

Item 4   Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in Internal controls

b. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

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


                                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     By: Wilder Richman Historic Corporation
                                         General Partner


Date:  February 5, 2003              /s/ Richard Paul Richman
                                     --------------------------------------
                                     Richard Paul Richman
                                     President and Chief Executive Officer


Date:  February 5, 2003              /s/ Neal Ludeke
                                     --------------------------------------
                                     Neal Ludeke
                                     Chief Financial Officer

                                 CERTIFICATIONS


I, Richard Paul Richman, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of Wilder Richman Historic Properties II, L.P. (the "Company");

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

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 5, 2003                    By: /s/ Richard Paul Richman
                                               -------------------------------
                                            Richard Paul Richman
                                            Chief Executive Officer of Wilder
                                            Richman Historic Corporation,
                                            general partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of Wilder Richman Historic Properties II, L.P. (the "Company");

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

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 5, 2003                     By: /s/ Neal Ludeke
                                                --------------------------------
                                             Neal Ludeke
                                             Chief Financial Officer of Wilder
                                             Richman Historic Corporation,
                                             general partner of the Company