Form 10-K
period 2003-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2003-06-17
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 28, 2003

                                           OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

                                     0-17793
                                     -------
                            (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                            13-3481443
----------------------------------                         --------------------
(State or other jurisdiction of                              (I.R.S. Employer
       organization)                                        Identification No.)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                            06830
-----------------------------------                            -------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:            (203) 869-0900
                                                             ------------------

Securities registered pursuant to Section 12(b) of the Act:

        None
------------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------

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

                                     PART I
                                     ------

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

     Working Capital Reserves

     As of February 28, 2003, Registrant had working capital reserves of approximately $85,000, which were substantially invested in interest-bearing deposits. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

As of December 31, 2002 and 2001, the occupancy and rental rates were as follows:

                                    December 31, 2002        December 31, 2001
                                    -----------------        -----------------

Occupancy Rate                              98%                        98%
Monthly Rental Rates:
   Studio                           $   609 - $1,095          $   628 - $1,117
   One-Bedroom                      $   730 - $1,752          $   730 - $1,807
   Two-Bedroom                      $ 1,213 - $2,284          $ 1,365 - $2,284
   Three-Bedroom                    $ 1,870 - $2,073          $ 1,928 - $2,647

     The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3.         Legal Proceedings

    Registrant is not aware of any material legal proceedings.


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

     b)  Holders

       As of February 28, 2003, there were approximately 733 record holders of Units holding an aggregate of 800 Units in the Partnership.

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


Item 6.     Selected Financial Data


                                                                   Year Ended
--------------------------------------------------------------------------------------------------------------------------------
                                            February         February          February            February         February
                                            28, 2003         28, 2002          28, 2001            29, 2000         28, 1999
                                            --------         --------          --------            --------         --------
                                                            (Restated)        (Restated)          (Restated)        (Restated)

Total revenues
  (Interest income)                        $     2,115      $     4,674      $    11,890         $    54,009      $    52,660

Equity in income (loss) of
  investment in Operating
  Partnerships                             $   851,780      $   386,617      $    36,081(b)      $    64,727      $  (396,922)(a)

Net income (loss)                          $   695,620      $   342,738      $     9,371         $    74,714      $  (383,145)

Net income (loss) per unit of
 limited partnership interest              $       861      $       424      $        12         $        92      $      (474)

At year end:
  Total assets                             $ 2,571,508      $ 1,753,515      $ 1,404,776         $ 1,390,734      $ 2,257,185


(a) Includes extraordinary loss of $162,350 in connection with litigation settlement

(b) Includes extraordinary loss of $115,942 in connection with refinancing of mortgages of Operating Partnerships. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     The operating results of the Complex for 2002 were comparable to 2001. During 1992, the mortgages of the Operating Partnerships were modified, resulting in an interest rate decrease from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. The Operating Partnerships again refinanced their respective outstanding mortgage liabilities as of April 28, 2000 (the "Refinancing"). The total new indebtedness in the amount of $28,600,000, for a term of 30 years, was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and (b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds were 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to create a reserve for capital improvements of approximately $1,365,000. In addition, the balance in the replacement reserve at the date of the Refinancing (approximately $903,000) was transferred to the capital improvement reserve (collectively, the "Capital Improvements Escrow").

           As a result of the reduction of the mortgage interest rate, the Operating Partnerships have generated greater cash flow. However, the Operating Partnerships' ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the possible resumption of cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 2002, the cumulative preferred distribution is approximately $16,266,000.

          The Property reported cash flow for the year ended December 31, 2002 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents and investments in bonds as of December 31, 2002 have increased by approximately $3,809,000 as compared to December 31, 2001, while accounts payable and accrued expenses have increased by approximately $184,000. The Capital Improvement Escrow and replacement reserve accounts, which are controlled by the lender, are approximately $223,000 and $181,000 respectively as of December 31, 2002. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $886,000 as of December 31, 2002. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Because the improvements contemplated at the time of Refinancing were primarily funded from operating cash through December 31, 2001, the Operating General Partner requested to have the funds transferred to the operating account from the Capital Improvements Escrow. Accordingly, approximately $1,919,000 was released from the capital improvements escrow during 2002. During the year ended February 28, 2003, the Partnership's investment in Operating Partnerships increased by $851,780 as a result of the equity in income of investment in Operating Partnerships. The annual investor service fees are payable from the operations of the Operating Partnerships and from reserves of the Partnership. As of February 28, 2003, due to affiliates reflected on the Partnership's balance sheet includes approximately $222,000 of accrued investor service fees.

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

     The Partnership agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers from major apartment owners to purchase the Property (on a confidential basis) in order to determine the current market value of the Property. Approximately 30 companies with experience in real estate investments in this area were approached. Two of those solicitations resulted in initial offers to purchase the Property, which are non-binding and subject to due diligence. Because of the age of the Property and necessary capital repairs and improvements already identified, the Operating General Partner believes it is likely the offers would be reduced after due diligence investigations, and there is no guarantee that either of the offers would result in a sale of the Property being completed.

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

     In January 2003, the Partnership announced that the Operating General Partner anticipated making a cash distribution in 2003 of approximately $1,071,000, or approximately $1,325 per Unit because the Property had accumulated approximately $7.2 million in cash and restricted deposits, primarily as a result of the low floater interest rate on the Property's mortgages. The Operating General Partner has identified repairs and other improvements estimated to cost approximately $8.5 million over the next five years. The Operating General Partner anticipates spending approximately $2.5 million in 2003 for capital needs, including structural work on the pump house building, roof and balcony repairs, and steel restoration. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows.

     For the purpose of determining an amount to distribute, the Operating General Partner took into account what the cash flow would have been if the Property's mortgage interest rates were 5% (the then current FNMA underwriting rate) as opposed to the favorable low floater rates of the Property's mortgages. The Operating General Partner's objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater rates in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. The Operating General Partner intends to take into account, among other factors, a similar analysis when considering making future annual distributions.

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

     Year Ended February 28, 2003

     During the year ended February 28, 2003 the Partnership earned interest of approximately $2,100 which was lower than the previous fiscal period mainly as a result of the reduction in interest rates. The Partnership's operating expenses were higher compared to the year ended February 28, 2002 as a result of a new filing fee charged to partnerships in the State of New Jersey. Registrant's equity in income in Operating Partnerships does not fully include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 2002 in the amount of approximately $966,000, inclusive of depreciation and amortization of approximately $1,549,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,598,000 during

2002, which considers payments to the principal reserve fund under the mortgages (approximately $367,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $555,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $34,000). The Operating Partnerships' results of operations for the year ended December 31, 2002 were significantly enhanced by the Refinancing, as interest expense declined by approximately $359,000 as compared to the year ended December 31, 2001. The interest rates on the low floater mortgages began January 2002 at 1.24% and 2.14%, respectively, and ended the year at 1.15% and 1.42% , respectively. The average interest rates for the year were approximately 1.27% and 1.86%, respectively. The Operating Partnerships utilized approximately $115,000 from the replacement reserve during 2002.

              Although the results of operations have continued to generate cash flow (primarily due to reduced interest expenses which exceeded the reduction in rental income for the year), management continues to examine methods to maintain occupancy rates by adjusting rental rates (including providing rental concessions) and by closely managing operating costs. As of December 31, 2002, the occupancy rate was approximately 98%. The future operating results of the Complex will be extremely dependent on market, the regional economy and the low floater interest rates (which were very favorable in 2002), and therefore may be subject to significant volatility. There can be no assurance that the Operating Partnerships will continue to generate cash flow at the level reported in 2002.

          Year Ended February 28, 2002

     During the year ended February 28, 2002 the Partnership earned interest of approximately $4,700 which was lower than the previous fiscal period mainly as a result of the reduction in interest rates. The Partnership's operating expenses were slightly higher compared to the year ended February 28, 2001. Registrant's equity in income in Operating Partnerships does not include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I and II in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 2001(as restated) in the amount of approximately $831,000, inclusive of depreciation and amortization of approximately $1,524,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,751,000 during 2001, which considers payments to the principal reserve fund under the mortgages (approximately $336,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $150,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $39,000). The Operating Partnerships' results of operations include the settlement of previously pending litigation matters in the aggregate amount of approximately $412,000, including plaintiffs' legal fees, plus the Operating Partnerships' legal fees. The Operating Partnerships' results of operations for the year ended December 31, 2001 were significantly enhanced by the Refinancing, as interest expense on the mortgage declined by approximately $524,000 as compared to the year ended December 31, 2000. The interest rates on the low floater mortgages began January 2001 at 3.95% and 6.60, respectively, and ended the year at 1.24% and 2.14%, respectively. The average interest rates for the year were approximately 2.9% and 4.5%, respectively. The Operating Partnerships did not utilize any replacement reserves during 2001. As of December 31, 2001, the occupancy rate was approximately 98%.

     Year Ended February 28, 2001

     During the year ended February 28, 2001 the Partnership earned interest of approximately $12,000 which was lower than the previous fiscal period as a result of the distribution to limited partners at the end of the prior fiscal period resulting in lower average cash balances. The Partnership's operating expenses were comparable to the year ended February 29, 2000. Registrant's equity in income in Operating Partnerships does not include a 99% allocation of the income reported by the Operating Partnerships due to the nonrecognition of previous years' losses in excess of Registrant's investment in Dixon Mills I and II in accordance with the equity method of accounting.

     The Operating Partnerships reported net income from operations for the year ended December 31, 2000 (as restated) in the amount of approximately $527,000, inclusive of depreciation and amortization of approximately $1,420,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,684,000 during 2000, which considers principal amortization under the mortgages (approximately $278,000) and net deposits to the replacement reserve (approximately $82,000), but does not consider the planned capital improvements. Occupancy remained consistently high throughout 2000, while management steadily increased rental rates, resulting in an increase in rental revenues of approximately $524,000 compared to 1999. The Operating Partnerships did not utilize any replacement reserves during 2000. As of December 31, 2000, the occupancy rate was approximately 98%.

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

     o Registrant accounts for its investment in Operating Partnerships in accordance with the equity method of accounting since Registrant cannot control the operations of an Operating Partnerships.

Recent Accounting Pronouncements Not Yet Adopted

           During 2002 the financial accounting standards board ("FASB") issued the following statements:

               FASB 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

               FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities.

               FASB 147 - Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

               FASB 148 - Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

         These statements do not have any impact on the Partnership's financial position or results of operations.

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

     The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

  Name                       Age     Office
  ----                       ---     ------

  Richard Paul Richman        55     President and Director

  Robert H. Wilder, Jr.       57     Executive Vice President, Assistant
                                     Secretary, Treasurer and Director

  Gina S. Dodge               47     Secretary

     Richard Paul Richman, 55 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 57 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

     Gina S. Dodge, 47 years old, is Secretary of WRHC. Ms. Dodge, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

Item 11.   Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 2003.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding Units as of February 28, 2003.


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

     WRMC, Inc. ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned and received management fees of $119,074 in 2002.

     Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $100,693 in 2003 for its performance in connection with investor services for the Partnership and the Operating Partnerships and received payment of $45,000.

     Indebtedness of Management

     No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 2003 and 2002.


Item 14.   Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, Registrant's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

     Changes in Internal Controls

     b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

       (10U)  Default Avoiding Loan Agreement; ***

       (10V)  Management Agreement; ***

       (10W)  Chase Note; ***

       (10X)  Letter of Intent to Reinstate and Modify the Mortgages; ****

       (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard Paul Richman - Chief Executive Officer of Wilder Richman Historic Corp., General Partner of the Company

       (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Neal Ludeke - Chief Financial Officer of Wilder Richman Historic Corp., General Partner of the Company.

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

**** Incorporated by Reference to Proxy dated March 23, 1992.

     b) Reports on Form 8-K

        None.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of June, 2003.


                                     Wilder Richman Historic Properties II, L.P.

                                     By: Wilder Richman Historic Corporation,
                                         General Partner


                                     /s/ Richard Paul Richman
                                     --------------------------------------
                                     Richard Paul Richman
                                     President and Chief  Executive Officer


                                     /s/ Neal Ludeke
                                     --------------------------------------
                                     Neal Ludeke
                                     Chief Financial Officer

                                 CERTIFICATIONS


I, Richard Paul Richman, certify that:

1. I have reviewed this annual report on Form 10-K of Wilder Richman Historic Properties II, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 17, 2003                       By: /s/ Richard Paul Richman
                                             -----------------------------------
                                          Richard Paul Richman
                                          Chief Executive Officer of
                                          Wilder Richman Historic Corporation,
                                          general partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this annual report on Form 10-K of Wilder Richman Historic Properties II, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 17, 2003                       By: /s/ Neal Ludeke
                                             ---------------------------------
                                          Neal Ludeke
                                          Chief Financial Officer of
                                          Wilder Richman Historic Corporation,
                                          general partner of the Company

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


                          Financial Statements for the

                  Years Ended February 28, 2003, 2002 and 2001

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

  Statements of cash flows                                             F-6

  Notes to financial statements                                     F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT



Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut



We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 28, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years ended February 28, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 28, 2003 and 2002 and the results of its operations, changes in partners' equity and cash flows for the years ended February 28, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

April 18, 2003
New York, New York


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 BALANCE SHEETS


                                                                  February 28,
                                                          ---------------------------
            ASSETS                                           2003             2002
           --------                                       ----------       ----------
                                                                           (Restated)

INVESTMENT IN OPERATING PARTNERSHIPS
   (Notes 2, 3, 4, 5 and 7)                               $2,475,099       $1,623,319

CASH AND CASH EQUIVALENTS (Note 2)                            85,169          119,417

OTHER ASSETS                                                  11,240           10,779
                                                          ----------       ----------

                                                          $2,571,508       $1,753,515
                                                          ==========       ==========

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

LIABILITIES:
    Accrued expenses                                      $   10,000       $   10,000
    State of New Jersey filing fee                           112,200
    Due to related parties (Notes 4 and 7)                   236,155          225,982
                                                          ----------       ----------

                                                             358,355          235,982
                                                          ----------       ----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (Notes 5 and 7)                           2,213,153        1,517,533
                                                          ----------       ----------

                                                          $2,571,508       $1,753,515
                                                          ==========       ==========



                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF OPERATIONS


                                                                               Year Ended
                                                          -------------------------------------------------------
                                                                               February 28
                                                          -------------------------------------------------------

                                                             2003                  2002                  2001
                                                          ----------            ----------            ----------
                                                          (Restated)            (Restated)

Revenues:

Interest income                                           $   2,115             $   4,674             $  11,890

Expenses:

Operating                                                    46,075                48,553                38,600
State of New Jersey filing fee                              112,200
                                                          ---------             ---------             ---------

Loss from operations                                       (156,160)              (43,879)              (26,710)
                                                          ---------             ---------             ---------

Equity in income of Operating Partnerships
    from operations                                         851,780               386,617               152,023

Extraordinary item - operating partnerships:

    Write-off of unamortized deferred costs                                                            (115,942)
                                                          ---------             ---------             ---------

Net income from operating partnerships                      851,780               386,617                36,081
                                                          ---------             ---------             ---------

               NET INCOME                                 $ 695,620             $ 342,738             $   9,371
                                                          =========             =========             =========

Net income attributable to:

       Limited partners                                   $ 688,664             $ 339,311             $   9,277

       General partner                                        6,956                 3,427                    94
                                                          ---------             ---------             ---------

                                                          $ 695,620             $ 342,738             $   9,371
                                                          =========             =========             =========
Net income per unit of limited
   partnership interest                                   $     861             $     424             $      12
                                                          =========             =========             =========


                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001


                                                                                    Limited              General
                                                                   Total            partners             partners
                                                               ------------        -----------         -----------

Partners' equity (deficit), March 1, 2000
  as previously reported                                       $ 1,317,478         $ 1,460,972         $  (143,494)

Prior period adjustment (Note 7)                                  (152,054)           (150,533)             (1,521)
                                                               -----------         -----------         -----------

Partners' equity (deficit), March 1, 2000 (Restated)             1,165,424           1,310,439            (145,015)

Net income, year ended February 28, 2001 (Restated)                  9,371               9,277                  94
                                                               -----------         -----------         -----------

Partners' equity (deficit), February 28, 2001 (Restated)         1,174,795           1,319,716            (144,921)

Net income, year ended February 28, 2002 (Restated)                342,738             339,311               3,427
                                                               -----------         -----------         -----------
Partners equity (deficit), February 28, 2002 (Restated)          1,517,533           1,659,027            (141,494)

Net income, year ended February 28, 2003                           695,620             688,664               6,956
                                                               -----------         -----------         -----------

Partners equity (deficit), February 28, 2003                   $ 2,213,153         $ 2,347,691         $  (134,538)
                                                               ===========         ===========         ===========
 Limited partnership units outstanding at February 28,
  2003, 2002, and 2001                                                 800
                                                               ===========



                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended
                                                           ------------------------------------------------
                                                                             February 28
                                                           ------------------------------------------------

                                                              2003              2002               2001
                                                           ---------          ---------          ---------
                                                                             (Restated)         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $ 695,620          $ 342,738          $   9,371
                                                           ---------          ---------          ---------
    Adjustments to reconcile net income to net cash
       used in operating activities:
         Equity in income of Operating Partnerships         (851,780)          (386,617)           (36,081)
         Changes in assets and liabilities:
            Increase in other assets                            (461)              (695)               (96)
            Increase in State of New Jersey filing fee       112,200
            Increase in due to related parties                10,173              6,001              4,671
                                                           ---------          ---------          ---------

         Total adjustments                                  (729,868)          (381,311)           (31,506)
                                                           ---------          ---------          ---------

             Net cash used in operating activities           (34,248)           (38,573)           (22,135)
                                                           ---------          ---------          ---------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                              (34,248)           (38,573)           (22,135)

CASH AND CASH EQUIVALENTS, beginning of year                 119,417            157,990            180,125
                                                           ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, end of year                     $  85,169          $ 119,417          $ 157,990
                                                           =========          =========          =========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


2.         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Use of estimates

           The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Recently issued accounting standards

           During 2002 the financial Accounting Standards Board ("FASB") issued the following statements:

                FASB 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

                FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities.

                FASB 147 - Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

                FASB 148 - Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.

           These statements do not have any impact on the Partnerships' financial position or results of operations.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001



3.         INVESTMENTS IN OPERATING PARTNERSHIPS

           The Investments in Operating Partnerships are as follows:


                                                            Dixon            Dixon            Dixon
                                                            Mill I           Mill II          Mill III           Total
                                                         -----------       ------------      ----------        ----------

Balance, March 1, 2000 (Restated)                        $     --          $     --          $1,200,621        $1,200,621

Equity in income of Operating Partnerships
  (Restated)                                                   --                --              36,081            36,081
                                                         ----------        ----------        ----------        ----------

Balance, February 28, 2001 (Restated)                          --                --           1,236,702         1,236,702

Equity in income of Operating Partnerships
  (Restated)                                                   --             124,162           262,455           386,617
                                                         ----------        ----------        ----------        ----------

Balance, February 28, 2002 (Restated)                          --             124,162         1,499,157         1,623,319

Equity in income of Operating Partnerships                  260,787           385,255           205,738           851,780
                                                         ----------        ----------        ----------        ----------

Balance, February 28, 2003                               $  260,787        $  509,417        $1,704,895        $2,475,099
                                                         ==========        ==========        ==========        ==========


In accordance with the Operating Partnership Agreement, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Partnership, respectively. Losses are not allocable to the Partnership if the losses reduce its equity basis below zero. Losses in excess of the Partnership's investment are allocated to the Operating General Partner. Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2002, 2001, and 2000 to the Partnership due to the non-allocation of previous years' losses in excess of the Partnership's investment.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


3.         INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

           The combined balance sheets of the Operating Partnerships at December 31, 2002 and 2001 are shown below.


                                                                              December 31,
                                                                     -------------------------------
              ASSETS                                                     2002               2001
              ------                                                 ------------       ------------
                                                                                          (Restated)

LAND                                                                 $  1,150,473       $  1,150,473

BUILDINGS  (net of accumulated depreciation
  of $18,240,199 and $16,721,255 in 2002 and
  2001, respectively)                                                  36,723,151         37,687,449

INVESTMENTS IN BONDS                                                         --            1,348,817

CASH AND CASH EQUIVALENTS                                               7,176,990          2,018,814

DEFERRED COSTS                                                            816,739            846,439

MORTGAGE ESCROW DEPOSITS                                                1,698,200          3,126,650

TENANT SECURITY DEPOSITS                                                  790,510            870,216

OTHER ASSETS                                                               16,495            146,898
                                                                     ------------       ------------

                                                                     $ 48,372,558       $ 47,195,756
                                                                     ============       ============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Mortgages payable                                                  $ 28,600,000       $ 28,600,000

  Accounts payable and accrued expenses                                   261,050             77,031

  Accrued interest payable                                                 13,776             14,902

  Tenants' security deposits payable                                      790,510            870,216

  Due to general partner and affiliates                                 1,644,420          1,569,742
                                                                     ------------       ------------

                                                                       31,309,756         31,131,891
                                                                     ------------       ------------

PARTNERS' EQUITY:
  Partners' equity                                                     17,062,802         16,096,363
  Accumulated other comprehensive loss                                       --              (32,498)
                                                                     ------------       ------------

                                                                       17,062,802         16,063,865
                                                                     ------------       ------------

                                                                     $ 48,372,558       $ 47,195,756
                                                                     ============       ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


3. INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

      The combined statements of operations of the Operating Partnerships for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                                                                Year Ended December 31,
                                                                 ----------------------------------------------------
                                                                     2002                2001                 2000
                                                                 ------------         -----------          ----------
                                                                                       (Restated)           (Restated)

  Revenues:
       Rent                                                      $ 7,187,352          $ 7,423,632          $ 7,043,881
       Interest                                                       52,049               95,850               98,318
                                                                 -----------          -----------          -----------

                                                                   7,239,401            7,519,482            7,142,199
                                                                 -----------          -----------          -----------
  Expenses:
       Administrative                                              1,327,299            1,520,163            1,145,605
       Operating                                                   2,676,074            2,581,957            2,472,392
       Management fees                                               297,684              280,389              261,828
       Interest                                                      423,231              782,202            1,315,625
       Depreciation and amortization                               1,548,674            1,524,025            1,420,236
                                                                 -----------          -----------          -----------

                                                                   6,272,962            6,688,736            6,615,686
                                                                 -----------          -----------          -----------

 Income before extraordinary item                                    966,439              830,746              526,513

Extraordinary item:

     Write-off of deferred costs                                        --                   --               (449,912)
                                                                 -----------          -----------          -----------

         NET INCOME                                              $   966,439          $   830,746          $    76,601
                                                                 ===========          ===========          ===========


Income before extraordinary item allocated to
  Wilder Richman Historic Properties II, L.P.                    $   851,780          $   386,617          $   152,023

Extraordinary item                                                      --                   --               (115,942)
                                                                 -----------          -----------          -----------

Net income allocated to Wilder Richman Historic
  Properties II, L.P.                                            $   851,780          $   386,617          $    36,081
                                                                 ===========          ===========          ===========

Income  before extraordinary item allocated to
   Dixon Venture Corp.                                           $   114,659          $   444,129          $   374,490

   Extraordinary item                                                   --                   --               (333,970)
                                                                 -----------          -----------          -----------

   Net income allocated to Dixon Venture Corp.                   $   114,659          $   444,129          $    40,520
                                                                 ===========          ===========          ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


4.     RELATED PARTY TRANSACTIONS

       An annual investor services fee is payable to an affiliate of the General Partner of the Partnership at a fee which is based upon a base amount of $15,000 in 1992 from the Partnership and each of the Operating Partnerships and is adjusted annually based on the Operating Partnerships rental revenue (the "Investor Services Fees"). The Partnership incurred Investor Services Fees of $25,173, $26,001 and $24,671 for the years ended February 28, 2003, 2002, and 2001, respectively. At February 28, 2003 and 2002, due to related parties includes $221,954 and $211,781 respectively, of Investor Services Fees payable.

       At February 28, 2003 and February 28, 2002, due to related parties includes $9,846 due to the Operating Partnerships.

       An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. The affiliated management agent earned management fees of $119,074 and $118,488 during the years ended December 31, 2002 and 2001, respectively and $119,074 and $118,488 of such fees were paid in 2002 and 2001, respectively.

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

       Preferred Return

       Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 2002, the cumulative preferred amount in connection with the investment in the Operating Partnerships is $16,266,336. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale of refinancing proceeds, to the extent available.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


6.    TAXABLE LOSS

      A reconciliation of the financial statement income of the Partnership for the years ended February 28, 2003, 2002, and 2001 to the net loss as shown on the tax returns for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                                                      Year ended
                                                                                     December 31,

                                                                     2002                2001               2000
                                                                 -----------         -----------         ----------
                                                                                      (Restated)          (Restated)

Financial statement income for the years ended
  February 28, 2003, 2002, and 2001, respectively                $   695,620         $   342,738         $     9,371

Interest income and other transactions due to timing
  differences resulting from different fiscal year
  ends for tax purposes v. financial reporting purposes                1,173               5,676                (298)

Fees to related party deductible to the extent
  paid under Internal Revenue Code Section 267                          --                  --                (5,000)
                                                                 -----------         -----------         -----------
                                                                     696,793             348,414               4,073

Financial statement to tax return difference arising from investments in Operating Partnerships:

Adjustment due to non-allocation of loss in
  excess of limited partners investment                              104,995             435,822              39,754

Fees to related parties not deductible under
  Internal Revenue Code Section 267                                   93,441              71,197            (169,458)

Municipal bond interest                                              (15,789)            (17,659)               --

Excess of depreciation expense of the operating
  partnerships for income tax purposes over
  financial reporting purposes                                    (1,156,812)         (1,125,700)         (1,167,704)
                                                                 -----------         -----------         -----------

Tax return net loss for the years ended
   December 31, 2002, 2001 and 2000, respectively                $  (277,372)        $  (287,926)        $(1,293,335)
                                                                 ===========         ===========         ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                  YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001


7.    PRIOR PERIOD ADJUSTMENTS

      The Partnership is contractually liable for amounts that were partially omitted from prior years' financial statements for Investor Services Fees payable to an affiliate of the General Partner. The adjustment is $11,001 for 2002, $9,671 for 2001 and $31,109 for the periods 1993 through 2000.

      In addition, the Operating Partnerships are contractually liable for amounts that were wholly or partially omitted from prior years' financial statements for Investor Services Fees payable to an affiliate of the General Partner and for accrued interest on loans payable to the Operating General Partner. Partners' equity of the Partnership as of March 1, 2000 has been reduced by $120,945 for the restatement of such expenses through February 28, 2000 and net equity in income of the Operating Partnerships has been reduced by $315,347 and $47,856 for the years ending February 28, 2002 and 2001, respectively. Net income per unit of limited partnership interest has been reduced by $404 and $71 for the years ended February 28, 2002 and 2001, respectively.


7.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is a summary of results of operations for each of the four quarters for the years indicated.


                                                     First            Second             Third              Fourth
2003 ( restated )                                   Quarter           Quarter            Quarter            Quarter
-----------------                                   -------           -------            -------            -------

Total revenue                                      $     643         $     612          $     507          $     353

Net earnings (loss)                                  479,289           218,548            234,367           (236,584)


2002 ( restated)
----------------

Total revenue                                      $   1,771         $   1,373          $     944          $     580

Net earnings (loss)                                   28,903          (131,013)           329,258            115,590


2001 ( restated)
----------------

Total revenue                                      $   3,499         $   3,430          $   2,138          $   2,823

Earnings (loss) before extraordinary item             47,587          (440,347)          (155,240)           673,313

Net earnings (loss)                                   47,587          (556,289)          (155,240)           673,313

                             DIXON MILLS ASSOCIATES


                      COMBINED FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                        AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES


                      Combined Financial Statements for the

                  Years Ended December 31, 2002, 2001 and 2000

                        and Independent Auditors' Report






                                 C O N T E N T S

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                F-17

COMBINED FINANCIAL STATEMENTS:

    Combined balance sheets                                                 F-18

    Combined statements of operations                                       F-19

    Combined statements of partners' equity and
      comprehensive income                                                  F-20

    Combined statements of cash flows                                       F-21

    Notes to combined financial statements                           F-22 - F-26

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Stockholders
Dixon Venture Corp.
Secaucus, New Jersey

and

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

January 28, 2003
New York, New York


                             DIXON MILLS ASSOCIATES

                             COMBINED BALANCE SHEETS


                                                                                    December 31,
                                                                         --------------------------------
           A S S E T S                                                        2002                2001
           -----------                                                   ------------         -----------
                                                                                               (Restated)

LAND (Notes 2 and 5)                                                     $  1,150,473         $  1,150,473

BUILDINGS (net of accumulated depreciation
  of $18,240,199 and $16,721,225 in 2002 and 2001,
  respectively) (Notes 2 and 5)                                            36,723,151           37,687,449

INVESTMENTS IN BONDS (Note 6)                                                                    1,348,817

CASH AND CASH EQUIVALENTS (Note 2)                                          7,176,990            2,018,814

DEFERRED COSTS (Notes 2 and 5)                                                816,739              846,439

MORTGAGE ESCROW DEPOSITS (Note 5)                                           1,698,200            3,126,650

TENANT SECURITY DEPOSITS                                                      790,510              870,216

OTHER ASSETS                                                                   16,495              146,898
                                                                         ------------         ------------

                                                                         $ 48,372,558         $ 47,195,756
                                                                         ============         ============

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

LIABILITIES:

    Mortgages payable (Note 5)                                           $ 28,600,000         $ 28,600,000

    Accounts payable and accrued expenses                                     261,050               77,031

    Accrued interest payable (Note 5)                                          13,776               14,902

    Tenants' security deposits payable                                        790,510              870,216

    Due to general partner and affiliates (Note 4 and 9)                    1,644,420            1,569,742
                                                                         ------------         ------------

                                                                           31,309,756           31,131,891
                                                                         ------------         ------------

PARTNERS' EQUITY (Note 3 and 9):

    Partners' equity                                                       17,062,802           16,096,363
    Accumulated other comprehensive loss                                                           (32,498)
                                                                         ------------         ------------

                                                                           17,062,802           16,063,865
                                                                         ------------         ------------

                                                                         $ 48,372,558         $ 47,195,756
                                                                         ============         ============

                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                         Year ended
                                                                                         December 31,
                                                                      -------------------------------------------------
                                                                         2002               2001               2000
                                                                      -----------        -----------        -----------
                                                                                         (Restated)          (Restated)
Revenues:
    Rent                                                              $ 7,187,352        $ 7,423,632        $ 7,043,881
    Interest                                                               52,049             95,850             98,318
                                                                      -----------        -----------        -----------

                                                                        7,239,401          7,519,482          7,142,199
                                                                      -----------        -----------        -----------
Expenses:
    Administrative (Note 7)                                             1,327,299          1,520,163          1,145,605
    Operating                                                           2,676,074          2,581,957          2,472,392
    Management fees (Note 4)                                              297,684            280,389            261,828
    Interest (Note 5)                                                     423,231            782,202          1,315,625
    Depreciation and amortization                                       1,548,674          1,524,025          1,420,236
                                                                      -----------        -----------        -----------

                                                                        6,272,962          6,688,736          6,615,686
                                                                      -----------        -----------        -----------

Income before extraordinary item                                          966,439            830,746            526,513

Extraordinary item:

   Write-off of unamortized deferred costs (Notes 5 and 8)                   --                 --             (449,912)
                                                                      -----------        -----------        -----------

           NET INCOME                                                 $   966,439        $   830,746        $    76,601
                                                                      ===========        ===========        ===========

Income before extraordinary item allocated to
  Wilder Richman Historic Properties II, L.P.                         $   851,780        $   386,617        $   152,023

Extraordinary item (Note 8)                                                  --                 --             (115,942)
                                                                      -----------        -----------        -----------

Net income allocated to Wilder Richman Historic
  Properties II, L.P.                                                 $   851,780        $   386,617        $    36,081
                                                                      ===========        ===========        ===========

Income before extraordinary item allocated to
  Dixon Venture Corp.                                                 $   114,659        $   444,129        $   374,490

Extraordinary item                                                           --                 --             (333,970)
                                                                      -----------        -----------        -----------

Net income allocated to Dixon Venture Corp.                           $   114,659        $   444,129        $    40,520
                                                                      ===========        ===========        ===========


                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES

        COMBINED STATEMENTS OF PARTNERS' EQUITY AND COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


                                                                                            Limited             General
                                                                        Total               partner             partner
                                                                     ------------        ------------        ------------

Partners' equity, January 1, 2000
   as previously reported                                            $ 15,594,366        $  1,321,566        $ 14,272,800

Prior period adjustment (Note 9)                                         (405,350)           (120,945)           (284,405)
                                                                     ------------        ------------        ------------

Partners' equity, January 1, 2000 (Restated)                           15,189,016           1,200,621          13,988,395

Net income, year ended December 31, 2000 (Restated)                        76,601              36,081              40,520
                                                                     ------------        ------------        ------------

Partners' equity, December 31, 2000 (Restated)                         15,265,617           1,236,702          14,028,915

Net income, year ended December 31, 2001 (Restated)                       830,746             386,617             444,129

Unrealized loss on marketable securities (Restated)                       (32,498)                                (32,498)
                                                                     ------------        ------------        ------------

Comprehensive income, year ended December 31, 2001
  (Restated)                                                              798,248             386,617             411,631
                                                                     ------------        ------------        ------------

Partners' equity, December 31, 2001 (Restated)                         16,063,865           1,623,319          14,440,546

Reversal of unrealized loss on marketable securities, sold
  In 2002                                                                  32,498                                  32,498

Net income, year ended December 31, 2002                                  966,439             851,780             114,659
                                                                     ------------        ------------        ------------

Partners equity, December 31, 2002                                   $ 17,062,802        $  2,475,099        $ 14,587,703
                                                                     ============        ============        ============


                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                          --------------------------------------------------
                                                                              2002               2001               2000
                                                                          ------------       ------------       ------------
                                                                                              (Restated)          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                            $    966,439       $    830,746       $     76,601
                                                                          ------------       ------------       ------------
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                         1,548,674          1,524,025          1,420,236
       Write-off of unamortized deferred costs - (extraordinary)                  --                 --              449,912
    Change in assets:
       Decrease (increase) in mortgage escrow deposits                       1,795,727             45,162            (34,210)
       Decrease (increase) in tenant security deposits                          79,706            (18,202)           (62,186)
       Decrease (increase) in other assets                                     130,403            (54,526)           (15,685)
    Change in liabilities:
       Increase (decrease) in accounts payable and accrued expenses            184,019           (122,904)            40,928
       Decrease in accrued interest payable                                     (1,126)           (30,138)           (87,258)
       (Decrease) increase in tenants security deposits                       (79,706)            18,202             62,186
       Increase (decrease) in due to general partner and affiliates             74,678             91,570           (211,702)
                                                                          ------------       ------------       ------------

            Total adjustments                                                3,732,375          1,453,189          1,562,221
                                                                          ------------       ------------       ------------
            Net cash provided by operating activities                        4,698,814          2,283,935          1,638,822
                                                                          ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                  (554,676)          (507,809)          (855,822)
    Proceeds (purchase) of investments                                       1,381,315         (1,381,315)              --
                                                                          ------------       ------------       ------------

           Net cash provided by (used in) investing activities                 826,639         (1,889,124)          (855,822)
                                                                          ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of mortgages payable                                                  --                 --          (26,249,814)
    Proceeds of mortgage financing                                                --                 --           28,600,000
    Payments to principal reserve fund                                        (367,227)          (335,903)          (182,499)
    Deposits into mortgage escrow accounts at closing                             --                 --           (1,438,058)
    Payment of deferred costs                                                     --                 --             (890,989)
                                                                          ------------       ------------       ------------

            Net cash used in financing activities                             (367,277)          (335,903)          (161,360)
                                                                          ------------       ------------       ------------

INCREASE IN CASH                                                             5,158,176             58,908            621,640

CASH AND CASH EQUIVALENTS, beginning of year                                 2,018,814          1,959,906          1,338,266
                                                                          ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of year                                    $  7,176,990       $  2,018,814       $  1,959,906
                                                                          ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during year for interest                                        $    380,198       $    753,773       $  1,335,645
                                                                          ============       ============       ============


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


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

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Concentration of credit risk

       Financial instruments which potentially subject the Operating Partnerships to concentrations of credit risk consist principally of temporary cash investments in high credit quality financial institutions.

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

       Recently issued accounting standards

       During 2002 the financial accounting standards board ("FASB") issued the following statements:

               FASB 145 - Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

               FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities.

               FASB 147 - Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

               FASB 148 - Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

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

       Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2002, 2001 and 2000 to the Limited Partner due to the non-allocation of previous years' losses in excess of the Limited Partner's investment .

       Distributions

       The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 2002 is $16,266,336. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


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

           - The balance, if any, 75% to the Limited Partner and 25% to the Operating General Partner.


4.     RELATED PARTY TRANSACTIONS

       DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with the Operating General Partner and affiliates. Included in the balance sheets are the following items:

           Due to (from):
                                                        2002            2001
                                                    ------------    -----------
                                                                     (Restated)

              Morris Realty                         $     (5,259)   $    (5,259)
              DVC                                      1,418,816      1,374,658
              Richman Asset Management, Inc.             230,863        200,343
                                                    ------------    -----------
                                                    $  1,644,420    $ 1,569,742
                                                    ============    ===========


       The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $119,074 in 2002, $118,488 in 2001 and $107,353 in 2000. WRMC received payments of $119,074 and $118,488 in 2002 and 2001, respectively. In addition, property management fees of $178,610, 161,901and $154,475 were incurred in 2002, 2001 and 2000, respectively to Morris Property Management, an affiliate of the Operating General Partner. Morris Property Management received payments of $178,610 and $161,901 in 2002 and 2001, respectively.

       Pursuant to the terms of Limited Partnership Agreements, the Operating Partnerships have engaged an affiliate of the Limited Partner to provide investor services at a fee of $45,000 in 1992 and is subject to adjustment annually thereafter based on changes in the Operating Partnerships' rental revenue. The Operating Partnerships incurred investor services fees of $75,520, $78,003 and $74,013 to Richman Asset Management, Inc., an affiliate of the Limited Partner in 2002, 2001 and 2000, respectively, and paid Richman Asset Management, Inc. $45,000 in 2002 and 2001.

       Pursuant to the terms of the Limited Partnership Agreements, the Operating General Partner is entitled to interest on Operating Deficit Loans and voluntary loans made subsequent to the issuance of the Fannie Mae pass-through certificates (which occurred in February 1991) (see Note
       5). Interest on such advances accrues at 1% above the JP Morgan Chase prime rate. The Operating Partnerships incurred interest of $44,158, $58,567 and $67,238 for 2002, 2001 and 2000, respectively. Amounts payable to the Operating General Partner were $1,418,816 (inclusive of accrued interest of $481,986) and $1,374,658 (inclusive of accrued interest of $437,828) as of December 31 2002 and 2001, respectively.

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


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

       The Operating Partnerships refinanced their respective outstanding mortgage liabilities under the $27,545,000 Jersey City Redevelopment Agency Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project as of April 28, 2000). The total new indebtedness in the amount of $28,600,000 is for a term of 30 years and was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 maturing on May 15, 2030 and (b) variable-rate taxable bonds in the amount of $2,165,000 maturing on November 15, 2005 which are secured by the property. The Operating Partnerships have purchased an interest rate cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion.

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

       The Operating Partnerships make monthly payments into a principal reserve fund or the purpose of providing funds for retirement of the bonds issued by the Agency. The bonds will be retired from funds in the reserve fund at which time the mortgage balance will be reduced accordingly. At December 31, 2002 the scheduled principal reserve fund payments are as follows:

                                 2003                $      401,620
                                 2004                       439,174
                                 2005                       473,018
                                 2006                       429,334
                                 2007                       460,016
                                 Thereafter              25,511,159
                                                      -------------

                                                       $ 27,714,321
                                                       ============

              The mortgage terms require monthly payments of $6,326 to the replacement reserve.

              Restricted funds held in deposit in connection with the mortgage are as follows:

                                                      2002            2001
                                                 ------------     ------------

           Principal reserve fund$                    885,679     $    518,402
           Capital improvements escrow                223,345        2,142,466
           Replacement reserve                        180,922          122,443
           Tax and insurance escrow                   330,712          294,875
           Other deposits                              77,542           48,464
                                                 ------------     ------------

                                                 $  1,698,200      $ 3,126,650
                                                 ============      ===========

                             DIXON MILLS ASSOCIATES

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


6.     INVESTMENT IN BONDS

       The Operating Partnerships carries its investments in bonds at December 31, 2001 as available-for-sale because such investments are used to facilitate and provide flexibility for its obligations. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

       All bonds were sold during the year ended December 31, 2002.


7.     LITIGATION

       Three complaints had been filed in a prior year against the Operating Partnerships and others, by a former employee, a former part-time rental agent, and a security person employed by a private non-affiliated security company which provided service to the properties, alleging discrimination in connection with advancement, hiring and termination. All three complaints were settled in 2001 for a total for $150,000. Total legal expense incurred by the Operating Partnerships in 2001 was approximately $412,000 which includes the $150,000 settlement and is included in administrative expenses in the combined statements of operations.


8.     EXTRAORDINARY ITEMS

       Write-off of Deferred Costs - 2000

       As a result of the refinancing in 2000, deferred costs of $449,912 reflected on the Operating Partnerships' balance sheet as of December 31, 1999 were written off in the year ended December 31, 2000 and are shown as an extraordinary item on the combined statement of operations.


9.     PRIOR PERIOD ADJUSTMENTS

       The Operating Partnerships are contractually liable for amounts that were wholly or partially omitted from prior years' financial statements for investor services fees payable to an affiliate of the Limited Partner and for accrued interest on loans payable to the Operating General Partner. The adjustment for investor services fees is $33,003 for 2001, $29,013 for 2000 and $93,327 for the periods 1993 through 1999. The adjustment for interest on loans payable to the Operating General Partner is $58,567 for 2001, $67,238 for 2000 and 312,023 for the periods 1992 through 1999.
       Partners' equity as of January 1, 2000 has been reduced for the restatement of such expenses through December 31, 1999.