Form 10-Q
period 2003-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2003-07-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 2003


OR


----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    ---------------



                         Commission file number 0-17793
                                                -------

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                               13-3481443
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)



      599 W. Putnam Avenue                                       06830
     Greenwich, Connecticut                                   ------------
----------------------------------------                        Zip Code
(Address of principal executive offices)



Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X       No
    -----      ------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents
-----------------

Item 1.  Financial Statements                                              Page
                                                                           ----

          Balance Sheets as of May 31, 2003 (Unaudited) and
            February 28, 2003                                                 3

          Statements of Operations for the three months
            ended May 31, 2003 and 2002 (Unaudited)                           4

          Statements of Cash Flows for the three months
            ended May 31, 2003 and 2002 (Unaudited)                           5

          Notes to Financial Statements as of May 31, 2003
            (Unaudited)                                                       6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosure about
            Market Risk                                                      11

Item 4.   Controls and Procedures                                            11

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                              May 31, 2003
                                               (Unaudited)   February 28, 2003
                                               -----------   -----------------

ASSETS

Cash and cash equivalents                      $    84,863      $    85,169

Investment in operating partnerships             2,446,247        2,475,099

Other assets                                        39,290           11,240
                                               -----------      -----------
                                               $ 2,570,400      $ 2,571,508
                                               ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                            $    13,125      $    10,000
  State of New Jersey filing fee                                    112,200
  Due to related parties                           242,445          236,155
                                               -----------      -----------

                                                   255,570          358,355
                                               -----------      -----------

Partners' equity (deficit)

  General Partner                                 (133,521)        (134,538)
  Limited Partner                                2,448,351        2,347,691
                                               -----------      -----------

                                                 2,314,830        2,213,153
                                               -----------      -----------

                                               $ 2,570,400      $ 2,571,508
                                               ===========      ===========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (Unaudited)


                                                          2003           2002
                                                       ----------     ---------
                                                                     (Restated)

REVENUE

Interest                                               $     324      $     643

EXPENSES

Operating                                                 10,045          9,617
State of New Jersey filing fee                            28,050
                                                       ---------      ---------

Loss from operations                                     (37,771)        (8,974)

Equity in income of operating partnerships               139,448        488,263
                                                       ---------      ---------

NET EARNINGS                                           $ 101,677      $ 479,289
                                                       =========      =========

NET EARNINGS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST
  (800 units of limited partnership)                   $  125.83      $  593.12
                                                       =========      =========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (Unaudited)

                                                           2003          2002
                                                        ----------    ---------
                                                                      (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $ 101,677     $ 479,289
Adjustments to reconcile net earnings to net
  cash used in operating activities
   Equity in income of operating partnerships            (139,448)     (488,263)
   Increase in other assets                               (28,050)          (50)
   Payment of State of New Jersey filing fee             (112,200)
   Increase in other liabilities                            3,125         2,500
   Increase in due to related parties                       6,290         6,215
                                                        ---------     ---------

Net cash used in operating activities                    (168,606)         (309)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Distribution from operating partnerships                  168,300
                                                        ---------

Net cash provided by investing activities                 168,300
                                                        ---------

Net decrease in cash and cash equivalents                    (306)         (309)

Cash and cash equivalents at beginning of period           85,169       119,417
                                                        ---------     ---------

Cash and cash equivalents at end of period              $  84,863     $ 119,108
                                                        =========     =========



                       See notes to financial statements.

                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 2003 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

      The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results to be expected for the entire year.


2. The investment in Operating Partnerships as of May 31, 2003 and February 28, 2003 are as follows:

      Amount paid to investee through February 28, 2003          $ 16,388,000

      Accumulated cash distributions from Operating
         Partnerships through February 28, 2003                    (3,180,441)

      Equity in accumulated loss of Operating
         Partnerships through February 28, 2003                   (10,732,460)
                                                                 ------------

      Balance, February 28, 2003                                    2,475,099

      Cash distribution from Operating Partnerships
         for the three months ended May 31, 2003                     (168,300)

      Equity in income of operating partnerships for
         the three months ended May 31, 2003                          139,448
                                                                -------------

      Balance, May 31, 2003                                     $   2,446,247
                                                                =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2003
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of March 31, 2003 and December 31, 2002 are as follows:

                                                    March 31, 2003  December 31,
                                                     (Unaudited)       2002
                                                    --------------  -----------

      ASSETS

Land                                                 $ 1,150,473    $ 1,150,473
Buildings and equipment (net of accumulated
  depreciation of $18,619,369 and $18,240,199)        36,343,982     36,723,151
Cash and cash equivalents                              7,489,819      7,176,990
Deferred costs                                           808,739        816,739
Mortgage escrow deposits                               1,552,604      1,698,200
Tenant security deposits                                 790,510        790,510
Other assets                                             177,835         16,495
                                                     -----------    -----------

                                                     $48,313,962    $48,372,558
                                                     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                  $28,600,000    $28,600,000
  Accounts payable and accrued expenses                   31,903        261,050
  Accrued interest                                        24,816         13,776
  Tenant security deposits payable                       790,510        790,510
  Due to general partner and affiliates                1,663,074      1,644,420
                                                     -----------    -----------

                                                      31,110,303     31,309,756
                                                     -----------    -----------

Partners' equity

  General partner                                     14,589,112     14,587,703
  Limited partner                                      2,614,547      2,475,099
                                                     -----------    -----------

                                                      17,203,659     17,062,802
                                                     -----------    -----------

                                                     $48,313,962    $48,372,558
                                                     ===========    ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2003
                                   (Unaudited)


Note 2 - Continued

      The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 2003 and 2002 are as follows:


                                                          2003           2002
                                                       ----------     ----------
REVENUE                                                               (Restated)

Rent                                                   $1,773,405     $1,836,716
                                                       ----------     ----------

                                                        1,773,405      1,836,716
                                                       ----------     ----------

EXPENSES

Administrative                                            189,231        116,917
Operating                                                 845,392        633,922
Management fees                                            74,421         74,421
Interest                                                  136,335        137,256
Depreciation and amortization                             387,169        381,006
                                                       ----------     ----------

                                                        1,632,548      1,343,522
                                                       ----------     ----------

NET EARNINGS                                           $  140,857     $  493,194
                                                       ==========     ==========

NET EARNINGS ALLOCATED TO

Wilder Richman Historic Properties II, L.P.            $  139,448     $  488,263
General partner                                             1,409          4,931
                                                       ----------     ----------

                                                       $  140,857     $  493,194
                                                       ==========     ==========


3. The Partnership is contractually liable for amounts that were partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner. The adjustment is $2,465 for the three months ended May 31, 2002. In addition, the Operating Partnerships are contractually liable for amounts that were wholly or partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner and for interest on loans payable to the Operating General Partner. Net income of the Operating Partnerships has been reduced by $5,933 for the three months ending March 31, 2002. Net income per unit of limited partnership interest has been reduced by $10 for the three months ended May 31, 2002.

4. Additional information, including the audited February 28, 2003 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of May 31, 2003, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2003, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the three months ended March 31, 2003, net of a distribution received in the amount of $168,300.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2001 (the "Refinancing"). Prior to the Refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds were 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue enabled the Operating Partnerships to create a reserve for capital improvements (approximately $1,365,000). In addition, the balance in the replacement reserve at the date of the Refinancing (approximately $903,000) was transferred to the capital improvement reserve.

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

The Property is reporting cash flow for the three months ended March 31, 2003 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents as of March 31, 2003 have increased by approximately $313,000 compared to December 31, 2002, while accounts payable and accrued expenses have decreased by approximately $229,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs, are approximately $223,000 and $103,000, respectively, as of March 31, 2003. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $983,000 as of March 31, 2003. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements have been completed. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. Furthermore, the local rental market has softened due to the recent economic recession and the events of September 11, 2001; as a result, the local competition has reduced their rental rates. Management has implemented rental reductions and concessions in order to maintain its position in the market, which will adversely affect cash flow; such affect may be offset (or exacerbated) by changes in the low floater mortgage interest rates. Depending on market conditions, rents may need to be further adjusted.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Under the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, the Partnership has presented Proxy materials by which Unit Holders have been asked to vote as to whether or not they want to pursue a sale of the Property. Such Proxy materials include an estimate of the amount that would be available to Unit Holders if a sale were to occur at or near the prices currently offered based on the Partnership's payables, cash reserves, estimated closing costs and sales commissions. An estimate of net sales proceeds and an estimate of a Unit Holder's federal tax results which would be triggered by a sale were included in the Proxy materials. The due date for Unit Holders to submit their votes is July 21, 2003.

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

Results of Operations

For the three months ended May 31, 2003, the statement of operations of the Partnership reflects net earnings of $101,677, which includes equity in income of operating partnerships of $139,448. The Operating Partnerships reported net earnings during the three months ended March 31, 2003 of $140,857, inclusive of depreciation and amortization expense of $387,169. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2003 of approximately $411,000, which includes required deposits to the principal reserve under the mortgages (approximately $97,000) and deposits to required escrows (approximately $19,000). The Operating Partnerships' results of operations for the three months ended March 31, 2003 reflect a reduction in rental income (see discussion above under Liquidity and Capital Resources) and an increase in operating expenses resulting from planned maintenance and improvements. Interest expense remained low for the three months ended March 31, 2003 as a result of the average low floater interest rates. The average interest rates on the low floater bonds for the three months ended March 31, 2003 were 1.03% for the tax exempt bonds and 1.36% for the taxable bonds. The average occupancy for the three months ended March 31, 2003 was approximately 94%.

For the three months ended May 31, 2002, the statement of operations of the Partnership reflects net earnings of $479,289, which includes equity in income of operating partnerships of $488,263. The Operating Partnerships reported net earnings during the three months ended March 31, 2002 of $493,194, inclusive of depreciation and amortization expense of $381,006. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2002 of approximately $772,000, which includes required deposits to the principal reserve under the mortgages (approximately $89,000) and deposits to required escrows (approximately $19,000). The average interest rates on the low floater bonds for the three months ended March 31, 2002 were 1.11% for the tax exempt bonds and 1.95% for the taxable bonds. The average occupancy for the three months ended March 31, 2002 was approximately 96%.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o The Partnership accounts for its investment in operating partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

     o If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in income (loss) of investment in operating partnerships.


Item 3.   Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the securities Exchange Act of 1934 Rules 13a-14(c) and 15(d) -14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 99.1 Certification of Chief Executive Officer
             Exhibit 99.2 Certification of Chief Financial Officer

         b.  Reports on Form 8-K

             None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 2003



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


                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By: Wilder Richman Historic Corporation
                                     General Partner


Dated:  July 15, 2003            /s/ Richard Paul Richman
                                 -------------------------------
                                 Richard Paul Richman
                                 Chief Executive Officer


                                 /s/ Neal Ludeke
                                 -------------------------------
                                 Neal Ludeke
                                 Chief Financial Officer

                                 CERTIFICATIONS


I, Richard Paul Richman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilder Richman Historic Properties II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:   July 15, 2003                          /s/ Richard Paul Richard
                                               --------------------------------
                                               Richman Paul Richman
                                               Chief Executive Officer of Wilder
                                               Richman Historic Corporation,
                                               general partner of the registrant

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilder Richman Historic Properties II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:   July 15, 2003                         /s/ Neal Ludeke
                                              --------------------------------
                                              Neal Ludeke
                                              Chief Financial Officer of Wilder
                                              Richman Historic Corporation,
                                              general partner of the registrant