Form 10-Q
period 2003-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2003-10-15
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2003


OR


 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from           to
                               ---------    -----------



                         Commission file number 0-17793
                                                -------

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                              13-3481443
 ------------------------------                             ------------------
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                              Identification No.)



        599 W. Putnam Avenue
        Greenwich, Connecticut                                     06830
---------------------------------------                          ---------
(Address of principal executive offices)                          Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X       No
     --------      ------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information
                                  ---------------------


Table of Contents
-----------------

Item 1.  Financial Statements                                             Page
         --------------------                                             ----

         Balance Sheets as of August 31, 2003 (Unaudited)
           and February 28, 2003                                            3

         Statements of Operations for the three and six month periods
           ended August 31, 2003 and 2002 (Unaudited)                       4

         Statements of Cash Flows for the six month periods
           ended August 31, 2003 and 2002 (Unaudited)                       5

         Notes to Financial Statements as of August 31, 2003 (Unaudited)    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations                                          9
         -------------------------

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          11
         ---------------------------------------------------------

Item 4.  Controls and Procedures                                            11
         -----------------------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS



                                         August 31, 2003
                                           (Unaudited)        February 28, 2003
                                           -----------        -----------------

ASSETS

Cash and cash equivalents                $       82,242       $        85,169

Investment in operating partnerships          1,474,582             2,475,099

Other assets                                     11,240                11,240
                                         --------------       ---------------

                                           $  1,568,064         $   2,571,508
                                           ============         =============


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                      $       16,250       $        10,000
  State of New Jersey filing fee                                      112,200
  Due to related parties                        248,735               236,155
                                         --------------       ---------------

                                                264,985               358,355
                                         --------------       ---------------


Partners' equity (deficit)

  General Partner                              (133,039)             (134,538)
  Limited Partner                             1,436,118             2,347,691
                                          -------------        --------------

                                              1,303,079             2,213,153
                                          -------------        --------------

                                           $  1,568,064         $   2,571,508
                                           ============         =============


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three Months           Six Months        Three Months         Six Months
                                          Ended                Ended               Ended                Ended
                                      August 31, 2003      August 31, 2003    August 31, 2002     August 31, 2002
                                      ---------------      ---------------    ---------------     ---------------
                                                                                 (Restated)          (Restated)
REVENUES

  Interest                            $          362       $          686      $         612      $        1,255
                                      --------------       --------------      -------------      --------------

EXPENSES

  Operating                                   23,278               33,323            12,788               22,405
  State of New Jersey filing fee              28,050               56,100
                                      --------------       --------------      ------------       --------------

                                              51,328               89,423            12,788               22,405
                                      --------------       --------------      ------------       --------------


Loss from operations                         (50,966)             (88,737)          (12,176)             (21,150)

Equity in income of
   operating partnerships                     99,215              238,663           230,724              718,987
                                      --------------       --------------      -------------      --------------


NET EARNINGS                          $       48,249       $      149,926      $     218,548      $      697,837
                                      ==============       ==============      =============      ==============


NET EARNINGS PER UNIT
   OF LIMITED PARTNERSHIP
  INTEREST                            $        59.71       $       185.53      $      270.45      $       863.57
                                      ==============       ==============      =============      ==============


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)


                                                             2003                2002
                                                        --------------       -------------
                                                                               (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $    149,926         $   697,837
Adjustments to reconcile net earnings to net
     cash used in operating activities
   Equity in income of operating partnerships               (238,663)           (718,987)
   Increase in other assets                                                          (60)
   Payment of State of New Jersey filing fee                (112,200)
   Increase (decrease) in other liabilities                    6,250              (6,125)
   Increase in due to related parties                         12,580              12,390
                                                        ------------         ------------

Net cash used in operating activities                       (182,107)            (14,945)
                                                        ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Distribution from operating partnerships                   1,239,180
                                                        ------------
Net cash provided by investing
activities                                                 1,239,180
                                                        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited
partners                                                  (1,060,000)
                                                        -------------

Net cash used in financing activities                     (1,060,000)
                                                        -------------

Net decrease in cash and cash equivalents                     (2,927)              (14,945)

Cash and cash equivalents at beginning of period              85,169               119,417
                                                        -------------        -------------

Cash and cash equivalents at end of period              $     82,242         $     104,472
                                                        ============         =============


                      See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (Unaudited)


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

      The results of operations for the six months ended August 31, 2003 are not necessarily indicative of the results to be expected for the entire year.


2. The investment in Operating Partnerships as of August 31, 2003 and February 28, 2003 are as follows:

      Amount paid to investee through February 28, 2003            $ 16,388,000

      Accumulated cash distributions from Operating
       Partnerships through February 28, 2003                        (3,180,441)

      Equity in accumulated loss of Operating Partnerships
       through February 28, 2003                                    (10,732,460)
                                                                    -----------

      Balance, February 28, 2003                                      2,475,099

      Cash distribution from Operating Partnerships for the six
       months ended August 31, 2003                                  (1,239,180)

      Equity in income of operating partnerships for the
       six months ended August 31, 2003                                 238,663
                                                                    -----------

      Balance, August 31, 2003                                     $  1,474,582
                                                                   =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2003
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of June 30, 2003 and December 31, 2002 are as follows:

                                                             June 30, 2003
                                                              (Unaudited)      December 31, 2002
                                                           -----------------   -----------------

      ASSETS
      Land                                                  $   1,150,473       $  1,150,473
      Buildings and equipment (net of accumulated
       depreciation of $18,998,537 and $18,240,199)            35,964,814         36,723,151
      Cash and cash equivalents                                 7,539,014          7,176,990
      Deferred costs                                              800,739            816,739
      Mortgage escrow deposits                                  1,992,359          1,698,200
      Tenant security deposits                                    790,510            790,510
      Other assets                                                100,628             16,495
                                                            -------------       ------------

                                                            $  48,338,537       $ 48,372,558
                                                            =============       ============

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Mortgages payable                                   $  28,600,000       $ 28,600,000
        Accounts payable and accrued expenses                     109,676            261,050
        Accrued interest                                           35,856             13,776
        Tenant security deposits payable                          790,510            790,510
        Due to general partner and affiliates                   1,666,919          1,644,420
                                                            -------------       ------------

                                                               31,202,961         31,309,756
                                                            -------------       ------------
      Partners' equity

        General partner                                         14,590,114        14,587,703
        Limited partner                                          2,545,462         2,475,099
                                                            --------------      ------------

                                                                17,135,576        17,062,802

                                                            $   48,338,537      $ 48,372,558
                                                            ==============      ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2003
                                   (Unaudited)


Note 2 - Continued

         The combined unaudited income statements of the Operating Partnerships for the six months ended June 30, 2003 and 2002 are as follows:



                                                   2003               2002
                                              -------------      ------------
      REVENUE                                                      (Restated)

      Rent                                    $  3,496,902       $  3,693,179
                                              ------------       ------------

                                                 3,496,902          3,693,179
                                              ------------       ------------

      Expenses

      Administrative                               463,035            304,775
      Operating                                  1,676,743          1,455,836
      Management fees                              160,814            148,842
      Interest                                     180,899            295,464
      Depreciation and amortization                774,337            762,013
                                              ------------       ------------

                                                 3,255,828          2,966,930
                                             -------------      -------------

      Net EARNINGS                           $     241,074      $     726,249
                                             =============      =============


      Net EARNINGS allocated to

      Wilder Richman Historic
       Properties II, L.P.                   $     238,663      $     718,987
      General partner                                2,411              7,262
                                             -------------      -------------

                                             $     241,074       $    726,249
                                             =============       ============


3. The Partnership is contractually liable for amounts that were partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner. The adjustment is $4,893 for the six months ended August 31, 2002. In addition, the Operating Partnerships are contractually liable for amounts that were wholly or partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner and for interest on loans payable to the Operating General Partner. Net income of the Operating Partnerships has been reduced by $11,866 for the six months ended June 30, 2002. Net income per unit of limited partnership interest has been reduced by $10 and $21, respectively, for the three and six month periods ended August 31, 2002, respectively.


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

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2.  Management's Discussion and Analysis of Financial Conditions
         ------------------------------------------------------------
         and Results of Operations
         -------------------------

Liquidity and Capital Resources

As of August 31, 2003, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2003, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the six months ended June 30, 2003, net of distributions received in the amount of $1,239,180.

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

In August 2003, the Operating Partnerships made a cash distribution of approximately $1,071,000, or approximately $1,325 per Unit based on 2002 operations and because the Property had accumulated approximately $7.2 million in cash and restricted deposits as of December 31, 2002, primarily as a result of the low floater interest rate on the Property's mortgages.

However, the Partnership's ability to make future distributions will depend on the future operating results of the Complex, which will be extremely dependent on competition, market conditions, needed capital improvements and repairs and interest rates. There can be no assurance as to whether or not the Partnership may be able to make future distributions, nor the timing or amount of any potential distributions to Limited Partners. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. For example, as a result of reduced rental rates in the market, operations thus far in 2003 have declined and the Operating General Partner at this time has not made any determination with respect to potential distributions which might be made in 2004.

The Property is reporting cash flow for the six months ended June 30, 2003 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents as of June 30, 2003 have increased by approximately $362,000 compared to December 31, 2002, while accounts payable and accrued expenses have decreased by approximately $151,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs, are approximately $224,000 and $397,850, respectively, as of June 30, 2003. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,082,000 as of June 30, 2003. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements have been completed. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs totaling approximately $8.5 million throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows. The Operating General Partner anticipates spending approximately $1 million by year end 2003 and approximately $1.5 million or more (originally scheduled for 2003) in 2004 for capital needs, including structural work on the pump house building, roof and balcony repairs, and steel restoration. Depending on market conditions, rents may need to be further adjusted.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's  Discussion  and  Analysis of Financial  Conditions  and
        ---------------------------------------------------------------------
        Results of Operations (continued)
        ---------------------------------

During 2002, the Partnership agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers from major apartment owners to purchase the Property (on a confidential basis) in order to determine the current market value of the Property. Approximately 30 companies with experience in real estate investments in this area were approached. Two of those solicitations resulted in initial offers to purchase the Property, which are non-binding and subject to due diligence. Because of the age of the Property and necessary capital repairs and improvements already identified, the Operating General Partner believes it is likely the offers would be reduced after due diligence investigations, and there is no guarantee that either of the offers would result in a sale of the Property being completed.

Under the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, on July 1, 2003, the Partnership presented Proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Such Proxy materials included an estimate of the amount that would be available to Unit Holders if a sale were to occur at or near the prices currently offered based on the Partnership's payables, cash reserves, estimated closing costs and sales commissions. An estimate of net sales proceeds and an estimate of a Unit Holder's federal tax results which would be triggered by a sale were included in the Proxy materials. The due date for Unit Holders to submit their votes was July 21, 2003. According to the terms of the Partnership Agreement, the consent of the holders of 51% of the Units is required to approve a proposed sale. Unit Holders holding 48% of the outstanding units voted in favor of the proposed sale. The General Partner believes that the fact that holders of 48% of the units voted in favor of pursuing a sale of the property is a clear indication that the Partnership should review various sale options. The General Partner intends to establish a 90-day period during which interested parties will have the opportunity (upon execution of a confidentiality agreement) to perform due diligence and provide the Partnership with a firm proposal or offer to purchase the real estate or all the Partnership interests. The General Partner anticipates that the Partnership would review and respond to any proposals or offers received within 30 to 45 days after the 90-day due diligence period ends. The General Partner may call for a new vote of the Unit Holders to accept or reject the most favorable proposal (in the discretion of the General Partner) in a manner that complies with applicable law.

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

Results of Operations

For the six months ended August 31, 2003, the statement of operations of the Partnership reflects net earnings of $163,951, which includes equity in income of operating partnerships of $238,663. The Operating Partnerships reported net earnings during the six months ended June 30, 2003 of $241,074, inclusive of depreciation and amortization expense of $774,337. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2003 of approximately $598,000, which includes required deposits to the principal reserve under the mortgages (approximately $196,000) and deposits to required escrows (approximately $38,000). The Operating Partnerships' results of operations for the six months ended June 30, 2003 reflect a significant reduction in interest expense compared to the six months ended June 30, 2002 due to a decline in the average low floater interest rates. Despite the lower interest expense in 2003, the Operating Partnerships' net income declined as a result of a reduction in rents and certain planned expenditures. The average interest rates on the low floater bonds for the six months ended June 30, 2003 were 1.14% for the tax exempt bonds and 1.36% for the taxable bonds. The average occupancy for the six months ended June 30, 2003 was approximately 94.5%.

For the six months ended August 31, 2002, the statement of operations of the Partnership reflects net earnings of $697,837, which includes equity in income of operating partnerships of $718,987. The Operating Partnerships reported net earnings during the six months ended June 30, 2002 of $726,249, inclusive of depreciation and amortization expense of $762,013. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2002 of approximately $1,277,000, which includes required deposits to the principal reserve under the mortgages (approximately $180,000) and deposits to required escrows (approximately $38,000). The average interest rates on the low floater bonds for the six months ended June 30, 2002 were 1.23% for the tax exempt bonds and 1.96% for the taxable bonds. The average occupancy for the six months ended June 30, 2002 was approximately 98%.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and
        ----------------------------------------------------------------
        Results of Operations (continued)
        ---------------------------------

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


Item 4. Controls and Procedures
        -----------------------

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

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

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On July 1, 2003, Registrant furnished to its unit holders consent solicitation material concerning the potential sale of the Dixon Mills property owned by the Operating Partnerships.

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.   Exhibits

              Exhibit 31.1 Rule 13a-14/15d-14(a) Certification of Chief
                Executive Officer
              Exhibit 31.2 Rule 13a-14/15d-14(a) Certification of Chief
                Financial Officer
              Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
              Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

         b.   Reports on Form 8-K

         On July 24, 2003, Registrant filed a Report on form 8-K announcing the results of a consent solicitation that was completed on July 21, 2003. In the consent solicitation, Registrant sought the consent of the unit holders to sell the Dixon Mills property, but the proposed sale was not approved.

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                 August 31, 2003



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


                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By: Wilder Richman Historic Corporation
                                     General Partner


Dated:  October 15, 2003         /s/ Richard Paul Richman
                                 ---------------------------
                                 Richard Paul Richman
                                 Chief Executive Officer


Dated:  October 15, 2003         /s/ Neal Ludeke
                                 ---------------------------
                                 Neal Ludeke
                                 Chief Financial Officer