Form 10-Q
period 2003-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2004-01-14
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2003


OR


---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------   -----


                         Commission file number 0-17793
                                                -------

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                              13-3481443
------------------------------                              ------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)



         599 W. Putnam Avenue
         Greenwich, Connecticut                                   06830
 ----------------------------------------                      ------------
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


Yes   X       No
    ------      ----

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents
-----------------

Item 1.     Financial Statements                                           Page
            --------------------                                           ----

            Balance Sheets as of November 30, 2003 (Unaudited)
              and February 28, 2003                                          3
            Statements of Operations for the three and nine
              month periods ended November 30, 2003 and 2002
              (Unaudited)                                                    4

            Statements of Cash Flows for the nine months ended
              November 30, 2003 and 2002 (Unaudited)                         5

            Notes to Financial Statements as of November 30, 2003
              (Unaudited)                                                    6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9
            -----------------------------------------------------------

Item 3.     Quantitative and Qualitative Disclosure about Market Risk       11
            ---------------------------------------------------------

Item 4.     Controls and Procedures                                         11
            -----------------------


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                                  November 30, 2003
                                                     (Unaudited)        February 28, 2003
                                                     -----------        -----------------
ASSETS

Cash and cash equivalents                            $    71,529           $    85,169

Investment in operating partnerships                   1,558,421             2,475,099

Other assets                                              11,240                11,240
                                                     -----------           -----------

                                                     $ 1,641,190           $ 2,571,508
                                                     ===========           ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                                  $    19,375           $    10,000
  Accrued State of New Jersey filing fee                  28,050               112,200
  Due to related parties                                 255,025               236,155
                                                     -----------           -----------

                                                         302,450               358,355
                                                     -----------           -----------

Partners' equity (deficit)

  General partner                                       (143,454)             (134,538)
  Limited partner                                      1,482,194             2,347,691
                                                     -----------           -----------

                                                       1,338,740             2,213,153
                                                     -----------           -----------

                                                     $ 1,641,190           $ 2,571,508
                                                     ===========           ===========



                      See notes to financial statements.


                                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                            STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                      Three Months          Nine Months         Three Months          Nine Months
                                          Ended                Ended                Ended                Ended
                                    November 30, 2003    November 30, 2003    November 30, 2002    November 30, 2002
                                    -----------------    -----------------    -----------------    -----------------
                                                                                 (Restated)           (Restated)

REVENUES

   Interest                            $     167             $     853           $     507             $   1,762
                                       ---------             ---------           ---------             ---------

EXPENSES

  Operating                                9,415                42,738              12,287                34,692
  State of New Jersey filing fee          28,050                84,150
                                       ---------             ---------           ---------             ---------

                                          37,465               126,888              12,287                34,692
                                       ---------             ---------           ---------             ---------

Loss from operations                     (37,298)             (126,035)            (11,780)              (32,930)

Equity in income of
   operating partnerships                 83,839               322,502             246,147               965,134
                                       ---------             ---------           ---------             ---------

NET EARNINGS                           $  46,541             $ 196,467           $ 234,367             $ 932,204
                                       =========             =========           =========             =========

NET EARNINGS PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                            $   57.57             $  243.10           $  290.00             $1,153.49
                                       =========             =========           =========             =========


                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                              2003                    2002
                                                           ----------              ----------
                                                                                   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                               $   196,467              $   932,204
Adjustments to reconcile net earnings to net
 cash used in operating activities
   Equity in income of operating partnerships                 (322,502)                (965,134)
   Increase in other assets                                                                (371)
   Decrease in accrued State of New Jersey filing fee          (84,150)
   Increase (decrease) in other liabilities                      9,375                   (3,065)
   Increase in due to related parties                           18,870                   18,880
                                                           -----------              -----------

Net cash used in operating activities                         (181,940)                 (17,486)
                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Distribution from operating partnerships                     1,239,180
                                                           -----------

Net cash provided by investing activities                    1,239,180
                                                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited partners                            (1,060,000)
Distribution to general partner                                (10,880)
                                                           -----------

Net cash used in financing activities                       (1,070,880)
                                                           -----------

Net decrease in cash and cash equivalents                      (13,640)                 (17,486)

Cash and cash equivalents at beginning of period                85,169                  119,417
                                                           -----------              -----------

Cash and cash equivalents at end of period                 $    71,529              $   101,931
                                                           ===========              ===========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (Unaudited)


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

      The results of operations for the nine months ended November 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

2. The investment in Operating Partnerships as of November 30, 2003 and February 28, 2003 are as follows:

      Amount paid to investee through February 28, 2003          $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
         through February 28, 2003                                 (3,180,441)

      Equity in accumulated loss of Operating Partnerships
         through February 28, 2003                                (10,732,460)
                                                                 ------------

      Balance, February 28, 2003                                    2,475,099

      Cash distribution from Operating Partnerships for the nine
         months ended November 30, 2003                            (1,239,180)

      Equity in income of operating partnerships for the nine
         months ended November 30, 2003                               322,502
                                                                -------------

      Balance, November 30, 2003                                $   1,558,421
                                                                =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2003
                                   (Unaudited)


Note 2 - continued

      The combined balance sheets of the Operating Partnerships as of September 30, 2003 and December 31, 2002 are as follows:


                                                       September 30, 2003
                                                          (Unaudited)          December 31, 2002
                                                       ------------------      -----------------

ASSETS

Land                                                     $ 1,150,473             $ 1,150,473
Buildings and equipment (net of accumulated
  depreciation of $19,379,430 and $18,240,199)            35,583,920              36,723,151
Cash and cash equivalents                                  6,729,686               7,176,990
Deferred costs                                               794,464                 816,739
Mortgage escrow deposits                                   2,243,897               1,698,200
Tenant security deposits                                     792,135                 790,510
Other assets                                                  42,550                  16,495
                                                         -----------             -----------

                                                         $47,337,125             $48,372,558
                                                         ===========             ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                      $28,600,000             $28,600,000
  Accounts payable and accrued expenses                       51,985                 261,050
  Accrued interest                                            49,146                  13,776
  Tenant security deposits payable                           790,510                 790,510
  Due to general partner and affiliates                    1,696,102               1,644,420
                                                         -----------             -----------

                                                          31,187,743              31,309,756
                                                         -----------             -----------

Partners' equity

  General partner                                         14,590,961              14,587,703
  Limited partner                                          1,558,421               2,475,099
                                                         -----------             -----------

                                                          16,149,382              17,062,802
                                                         -----------             -----------

                                                         $47,337,125             $48,372,558
                                                         ===========             ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2003
                                   (Unaudited)


Note 2 - Continued

      The combined unaudited statements of earnings of the Operating Partnerships for the nine months ended September 30, 2003 and 2002 are as follows:

                                                         2003           2002
                                                      -----------     ---------
                                                                     (Restated)
REVENUE

Rent                                                   $5,204,564     $5,506,930
                                                       ----------     ----------

                                                        5,204,564      5,506,930
                                                       ----------     ----------

EXPENSES

Administrative                                            614,878        487,801
Operating                                               2,461,463      2,203,776
Management fees                                           232,292        257,013
Interest                                                  408,665        440,438
Depreciation and amortization                           1,161,506      1,143,019
                                                       ----------     ----------

                                                        4,878,804      4,523,047
                                                       ----------     ----------

NET EARNINGS                                           $  325,760     $  974,883
                                                       ==========     ==========

NET EARNINGS ALLOCATED TO

Wilder Richman Historic Properties II, L.P.            $  322,502     $  965,134
General partner                                             3,258          9,749
                                                       ----------     ----------

                                                       $  325,760     $  974,883
                                                       ==========     ==========


3. The Partnership is contractually liable for amounts that were partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner. The adjustment is $7,284 for the nine months ended November 30, 2002. In addition, the Operating Partnerships are contractually liable for amounts that were wholly or partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner and for interest on loans payable to the Operating General Partner. Net income of the Operating Partnerships has been reduced by $17,798 for the nine months ended September 30, 2002. Net income per unit of limited partnership interest has been reduced by $10 and $31, respectively, for the three and nine month periods ended November 30, 2002.

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

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
        ----------------------------------------------------------------

Liquidity and Capital Resources

As of November 30, 2003, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2003, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the nine months ended September 30, 2003, net of distributions received in the amount of $1,239,180.

The Operating Partnerships refinanced their respective outstanding mortgage liabilities as of April 28, 2001 (the "Refinancing"). Prior to the Refinancing, the annual fixed interest rate of the mortgage was approximately 6.74%. The total new indebtedness in the amount of $28,600,000 for a term of 30 years was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000, and
(b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds were 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. A new cap will be purchased upon the expiration of the current cap in 2006. Proceeds from the new bond issue enabled the Operating Partnerships to create a reserve for capital improvements (approximately $1,365,000). In addition, the balance in the replacement reserve at the date of the Refinancing (approximately $903,000) was transferred to the capital improvement reserve.

In August 2003, the Operating Partnerships made a cash distribution of approximately $1,071,000, or approximately $1,325 per Unit based on 2002 operations and because the Property had accumulated approximately $7.2 million in cash and restricted deposits as of December 31, 2002, primarily as a result of the low floater interest rate on the Property's mortgages.

However, the Partnership's ability to make future distributions will depend on the future operating results of the Complex, which will be extremely dependent on competition, market conditions, needed capital improvements and repairs and interest rates. There can be no assurance as to whether or not the Partnership may be able to make future distributions, nor the timing or amount of any potential distributions to Limited Partners. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. For example, as a result of reduced rental rates in the market, operations thus far in 2003 have declined and the Operating General Partner at this time is reviewing, based on end of year results, whether or not a distribution will be made in 2004, and if so, the amount to be distributed.

Although the Property is reporting cash flow for the nine months ended September 30, 2003 (see Results of Operations, below), the Operating Partnerships' cash and cash equivalents as of September 30, 2003 have decreased by approximately $447,000 compared to December 31, 2002 as a result of the distributions to Registrant and a decrease in accounts payable and accrued expenses of approximately $209,000. The capital improvement escrow and replacement reserve accounts, which are controlled by the lender for the purpose of funding planned capital improvements and needed repairs, are approximately $224,000 and $506,500, respectively, as of September 30, 2003. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,183,500 as of September 30, 2003. The pledged cap escrow balance, which is controlled by the lender for the purpose of purchasing a cap in connection with the variable rate debt is approximately $105,000 as of September 30, 2003. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements have been completed. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs totaling approximately $8.5 million throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows. The Operating General Partner anticipates spending approximately $600,000 by year end 2003 and approximately $1.5 million or more (originally scheduled for 2003) in 2004 for capital needs, including structural work on the pump house building, roof and balcony repairs, and steel restoration. Depending on market conditions, rents may need to be further adjusted.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)
        ----------------------------------------------------------------

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

Under the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, on July 1, 2003, the Partnership presented Proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Such Proxy materials included an estimate of the amount that would be available to Unit Holders if a sale were to occur at or near the prices currently offered based on the Partnership's payables, cash reserves, estimated closing costs and sales commissions. An estimate of net sales proceeds and an estimate of a Unit Holder's federal tax results which would be triggered by a sale were included in the Proxy materials. The due date for Unit Holders to submit their votes was July 21, 2003. According to the terms of the Partnership Agreement, the consent of the holders of 51% of the Units is required to approve a proposed sale. Unit Holders holding 48% of the outstanding units voted in favor of the proposed sale. The General Partner believes that the fact that holders of 48% of the units voted in favor of pursuing a sale of the property is a clear indication that the Partnership should review various sale options. Because the Operating General Partner has received offers or is aware that parties are interested in purchasing the Property or Units, the Operating General Partner commissioned a capital needs assessment which was recently completed and is being reviewed by the Operating General Partner. Such draft (but not final) assessment report has identified that approximately $12 million of potential improvements or replacements to be incurred over the next ten years. Since this information is likely to be an area of inquest by purchasers, such information will be made available to potential purchasers of the Property or Units when the report is made final. The General Partner intends to establish a 90-day period during which interested parties will have the opportunity (upon execution of a confidentiality agreement) to perform due diligence and provide the Partnership with a firm proposal or offer to purchase the real estate or all the Partnership interests. The General Partner anticipates that the Partnership would review and respond to any proposals or offers received within 30 to 45 days after the 90-day due diligence period ends. The General Partner may call for a new vote of the Unit Holders to accept or reject the most favorable proposal (in the discretion of the General Partner) in a manner that complies with applicable law.

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

Results of Operations

For the nine months ended November 30, 2003, the statement of operations of the Partnership reflects net earnings of $196,467, which includes equity in income of operating partnerships of $322,502. The Operating Partnerships reported net earnings during the nine months ended September 30, 2003 of $325,760, inclusive of depreciation and amortization expense of $1,161,506. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2003 of approximately $828,000, which includes required deposits to the principal reserve under the mortgages (approximately $298,000), deposits to required escrows (approximately $58,000), deposits to a management directed replacement reserve (approximately $268,000) and deposits to the pledged cap account (approximately $27,000). The Operating Partnerships' results of operations for the nine months ended September 30, 2003 reflect a moderate reduction in interest expense compared to the nine months ended September 30, 2002 due to a decline in the average low floater interest rates. Despite the lower interest expense in 2003, the Operating Partnerships' net income declined as a result of a reduction in rents and costs in connection with planned expenditures. The average interest rates on the low floater bonds for the nine months ended September 30, 2003 were 1.03% for the tax exempt bonds and 1.28% for the taxable bonds. The average occupancy for the nine months ended September 30, 2003 was approximately 96%.

For the nine months ended November 30, 2002, the statement of operations of the Partnership reflects net earnings of $932,204, which includes equity in income of operating partnerships of $965,134. The Operating Partnerships reported net earnings during the nine months ended September 30, 2002 of $974,883, inclusive of depreciation and amortization expense of $1,143,019. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2002 of approximately $1,603,000, which includes required deposits to the principal reserve under the mortgages (approximately $272,000) and deposits to required escrows (approximately $58,000). The Operating Partnerships' results of operations for the nine months ended September 30, 2002 reflect a significant reduction in interest expense compared to the nine months ended September 30, 2001 due to a decline in the average low floater interest rates. The


                    WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)
        ----------------------------------------------------------------

average interest rates on the low floater bonds for the nine months ended September 30, 2002 were 1.22% for the tax exempt bonds and 1.93% for the taxable bonds. The average occupancy for the nine months ended September 30, 2002 was approximately 97%.

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

         b.    Reports on Form 8-K

               None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                November 30, 2003



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


                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By: Wilder Richman Historic Corporation
                                     General Partner


Dated:  January 14, 2004         /s/ Richard Paul Richman
                                 ----------------------------------
                                 Richard Paul Richman
                                 Chief Executive Officer


Dated:  January 14, 2004         /s/ Neal Ludeke
                                 ----------------------------------
                                 Neal Ludeke
                                 Chief Financial Officer