Form 10-K
period 2004-02-29
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2004-06-17
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 29, 2004
                             -----------------

                                           OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

                                     0-17793
                                     -------
                            (Commission File Number)

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

            Delaware                                     13-3481443
   ---------------------------                        ------------------
  (State or other jurisdiction                         (I.R.S. Employer
         of organization)                             Identification No.)

Wilder Richman Historic Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                          06830
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip code)



Registrant's telephone number, including area code:         (203) 869-0900
-------------------------------------------------           --------------

Securities registered pursuant to Section 12(b) of the Act:

         None
 --------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

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


                                     PART I
                                     ------

Item 1.    Business

     General Development of Business
     -------------------------------

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

     Financial Information About Industry Segments
     ---------------------------------------------

     Registrant is engaged solely in the business of owning a limited partnership interest in each of the Operating Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. See
Item 8 below for a summary of Registrant's operations.

     Working Capital Reserves
     ------------------------

     As of February 29, 2004, Registrant had working capital reserves of approximately $15,000, which were offset by accrued liabilities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition
     -----------

     Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "RISK FACTORS" at pages 37 - 57 of the Prospectus.

     Employees of Registrant
     -----------------------

     Registrant employs no personnel and incurs no payroll costs. An affiliate of the General Partner employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also perform similar services for other affiliates of the General Partner.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002 and Jobs and Growth Tax Relief Reconciliation Act of 2003 (collectively the "Tax Acts")

     Registrant is organized as a limited partnership and is a pass through tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investment. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


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

As of December 31, 2003 and 2002, the occupancy and rental rates were as follows:

                                     December 31, 2003        December 31, 2002
                                     -----------------        -----------------

Occupancy Rate                              98%                      98%
Monthly Rental Rates:
   Studio                           $    609 - $1,095          $    609 - $1,095
   One-Bedroom                      $    730 - $1,753          $    730 - $1,752
   Two-Bedroom                      $  1,213 - $2,195          $  1,213 - $2,284
   Three-Bedroom                    $  1,695 - $2,073          $  1,870 - $2,073

     The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse) and due to the low-moderate tenant income restrictions for 15% to 20% of the D.U.'s resulting from the tax-exempt financing described above.

Item 3.    Legal Proceedings


    Registrant is not aware of any material legal proceedings.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Unit Matters

     a)  Market

     There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

     b)  Holders

       As of February 29, 2004, there were approximately 660 record holders of Units holding an aggregate of 800 Units in the Partnership.

     c)  Distributions

     The Agreement of Limited Partnership of the Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions. As a result of the mortgage modification on June 11, 1992, certain cash flow restrictions were placed on the Operating Partnerships. Such restrictions no longer apply as a result of the refinancing in April 2000. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Dixon Mills Financial Statements included herein.


Item 6.    Selected Financial Data


                                                                 Year Ended
--------------------------------------------------------------------------------------------------------------------
                                   February         February          February         February           February
                                   29, 2004         28, 2003          28, 2002         28, 2001           29, 2000
                                   --------         --------          --------         --------           --------

Total revenues
  (Interest income)               $      918       $    2,115       $    4,674       $   11,890          $   54,009

Equity in income of
  investment in Operating
  Partnerships                    $  413,727       $  851,780       $  386,617       $   36,081(a)       $   64,727

Net income                        $  110,448       $  695,620       $  342,738       $    9,371          $   74,714

Net income per unit of
 limited partnership interest     $      137       $      861       $      424       $       12          $       92

At year end:
  Total assets                    $1,675,809       $2,571,508       $1,753,515       $1,404,776          $1,390,734


(a) Includes extraordinary loss of $115,942 in connection with refinancing of mortgages of Operating Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources
     -------------------------------

     The operating results of the Complex for 2003 were positive, but not as favorable as 2002. During 1992, the mortgages of the Operating Partnerships were modified, resulting in an interest rate decrease from approximately 9.6% to approximately 6.74%, thereby improving the financial viability of the Complex. The Operating Partnerships again refinanced their respective outstanding mortgage liabilities as of April 28, 2000 (the "Refinancing"). The total new indebtedness in the amount of $28,600,000, for a term of 30 years, was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 and (b) variable-rate taxable bonds in the amount of $2,165,000. The initial interest rates on the tax-exempt and taxable bonds were 5.1% and 6.15%, respectively. The Operating Partnerships purchased an interest cap, which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion. Proceeds from the new bond issue were used to create a reserve for capital improvements of approximately $1,365,000. In addition, the balance in the replacement reserve at the date of the Refinancing (approximately $903,000) was transferred to the capital improvement reserve (collectively, the "Capital Improvements Escrow").

     As a result of the reduction of the mortgage interest rate, the Operating Partnerships have generated greater cash flow. However, the Operating Partnerships' ability to make distributions will depend on the level of interest rates and future operating results of the Complex, which will be extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the 7% cumulative preferred distribution has been achieved. Through December 2003, the cumulative preferred distribution is approximately $16,559,000.

     Although the Property reported cash flow for the year ended December 31, 2003 (see Results of Operations, below), the Operating Partnerships' cash and cash equivalents as of December 31, 2003 decreased by approximately $389,000 as compared to December 31, 2002 (primarily as a result of the distributions made to the Partnership), while accounts payable and accrued expenses have increased by approximately $57,000. The Replacement Reserve account, which is controlled by the lender, is approximately $314,000 as of December 31, 2003. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,287,000 as of December 31, 2003. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. During 2003, the remaining balance in the Capital Improvement Escrow was transferred to the Replacement Reserve account, thereby closing out that escrow account. During the year ended February 29, 2004, the Partnership's investment in Operating Partnerships decreased by $825,453 as a result of distributions received from the Operating Partnerships of $1,239,180, offset by $413,727 of equity in income of investment in Operating Partnerships. The annual investor service fees are payable from the operations of the Operating Partnerships and from reserves of the Partnership. As of February 29, 2004, due to affiliates reflected on the Partnership's balance sheet includes approximately $231,000 of accrued investor service fees. The Partnership has accrued legal charges of approximately $110,000 as of February 29, 2004 incurred in connection with responses to tender offers and a proxy vote concerning the potential sale of interest in the Operating Partnerships. Because the Partnership does not have sufficient cash to meet its liabilities, it is expected that the Operating Partnerships will make a distribution to cover the accrued expenses and the State of New Jersey filing fee.

     Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements were scheduled for the Complex throughout 2000 and 2001. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating General Partner anticipates spending approximately $2.1 million in 2004 for capital needs, including structural work on the pump house building, roof and balcony repairs, steel restoration and windows. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows. Furthermore, the local rental market has softened due to the recent economic recession and the events of September 11, 2001; as a result, the local competition has reduced their rental rates. Management has implemented rental reductions and concessions in order to maintain its position in the market, which has adversely affected cash flow; such affect may be offset (or exacerbated) by changes in the low floater mortgage interest rates. Depending on market conditions, rents may need to be further adjusted.

     During 2002, the Partnership agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers from major apartment owners to purchase the Property (on a confidential basis) in order to determine the current market value of the Property. Two of those solicitations resulted in initial non-binding offers to purchase the Property.

     Under the terms of the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, on July 1, 2003, the Partnership presented Proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Unit Holders holding 48% of the outstanding Units voted in favor of the proposed sale. The General Partner believes that the fact that 48% of the Units voted in favor of pursuing a sale of the property is a clear indication that the Partnership should review various sale options. Subsequent to initiating the proxy, at least two tender offers to purchase Units provided Unit Holders an opportunity to sell Units at prices equal to or above the net sales proceeds estimated in the proxy materials.

     The Operating General Partner's objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater rates (which are expected to increase) in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. The Operating General Partner intends to take into account, among other factors, a similar analysis when considering making future distributions.

     Results of Operations
     ---------------------

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

     Year Ended February 29, 2004
     ----------------------------

     During the year ended February 29, 2004 the Partnership earned interest of approximately $900. The Partnership's operating expenses were higher compared to the year ended February 28, 2003 primarily as a result of legal costs (discussed above).

     The Operating Partnerships reported net income from operations for the year ended December 31, 2003 in the amount of approximately $418,000, inclusive of depreciation and amortization of approximately $1,583,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,046,000 during

2003, which considers payments to the principal reserve fund under the mortgages (approximately $402,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $472,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $39,000). In addition, the Operating Partnerships deposited approximately $355,000 into a separate replacement reserve which is held by the Operating Partnerships. The Operating Partnerships' results of operations for the year ended December 31, 2003 were significantly enhanced by the Refinancing, as interest expense declined by approximately $88,000 as compared to the year ended December 31, 2002. The interest rates on the low floater mortgages began January 2003 at 1.10% and 1.39%, respectively, and ended the year at 1.06% and 1.11% , respectively. The average interest rates for the year were approximately 1.03% and 1.24%, respectively. The Operating Partnerships utilized approximately $72,000 from the replacement reserve during 2003.

     Although the results of operations have continued to generate cash flow (primarily due to reduced interest expenses which exceeded the reduction in rental income for the year), management continues to examine methods to maintain occupancy rates by adjusting rental rates (including providing rental concessions) and by closely managing operating costs. As of December 31, 2003, the occupancy rate was approximately 98%. The future operating results of the Complex will be extremely dependent on market, the regional economy and the low floater interest rates (which were very favorable in 2003), and therefore may be subject to significant volatility. There can be no assurance that the Operating Partnerships will continue to generate cash flow at the level reported in 2003.

     Year Ended February 28, 2003
     ----------------------------

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

     The Operating Partnerships reported net income from operations for the year ended December 31, 2002 in the amount of approximately $966,000, inclusive of depreciation and amortization of approximately $1,549,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,598,000 during 2002, which considers payments to the principal reserve fund under the mortgages (approximately $367,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $555,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $34,000). The Operating Partnerships' results of operations for the year ended December 31, 2002 were significantly enhanced by the Refinancing, as interest expense declined by approximately $359,000 as compared to the year ended December 31, 2001. The interest rates on the low floater mortgages began January 2002 at 1.24% and 2.14%, respectively, and ended the year at 1.15% and 1.42% , respectively. The average interest rates for the year were approximately 1.27% and 1.86%, respectively. The Operating Partnerships utilized approximately $115,000 from the replacement reserve during 2002. As of December 31, 2002, the occupancy rate was approximately 98%.

     Year Ended February 28, 2002
     ----------------------------

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


Inflation
---------

     Inflation is not expected to have a material adverse impact on Registrant's revenues during its period of equity ownership in the Operating Partnerships except as discussed below under Quantitative and Qualitative Disclosures About Market Risk.

Contractual Obligations
-----------------------

As of February 29, 2004, Registrant had no contractual obligations.

As of December 31, 2003, the Operating Partnerships had the following contractual obligations:

Payments due by period:


-------------------------------------------------------------------------------------------------------------------------
                                             Total          > 1 Year           1-3 Years       3-5 Years      < 5 Years
-------------------------------------------------------------------------------------------------------------------------
Long-term debt:
-------------------------------------------------------------------------------------------------------------------------
First mortgage (1)                        $26,435,000      $      --        $      --        $    --        $26,435,000
-------------------------------------------------------------------------------------------------------------------------
Second mortgage (2)                         2,165,000             --          2,165,000
-------------------------------------------------------------------------------------------------------------------------
Other Long-term Liabilities:
Advances payable to General Partner (3)     1,438,523             --               --             --          1,438,523
-------------------------------------------------------------------------------------------------------------------------
Investor service fees (4)                     252,590          252,590             --             --               --
-------------------------------------------------------------------------------------------------------------------------
Total                                     $30,291,113      $   252,590      $ 2,165,000      $    --        $27,873,523
-------------------------------------------------------------------------------------------------------------------------

(1) Under the terms of the first mortgage, payments are made to a principal reserve; however, such payments are not credited against the unpaid principal balance of the first mortgage until the date on which bonds in the like amount are redeemed or defeased pursuant to the terms of the indenture.

(2) Pursuant to the terms of the second mortgage, payments are made to a principal reserve; however, such payments are not credited against the unpaid principal balance of the second mortgage until the date on which bonds in the like amount are redeemed or defeased pursuant to the terms of the indenture. The full amount of the second mortgage is scheduled to be paid in full in November, 2005.

(3) Advances payable to the Operating General Partner are expected to be repaid from a sale of the Property. Although the sale of the Property cannot be predicted for any particular period, such amount is presented herein as payable after year five since such amount is not expected to be repaid from operations.

(4) Investor service fees are payable to an affiliate of the General Partner and are considered due within one year.

Critical Accounting Policies and Estimates
------------------------------------------

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

     o Registrant accounts for its investment in Operating Partnerships in accordance with the equity method of accounting since Registrant does not control the operations of an Operating Partnership.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

           During 2003 the financial accounting standards board ("FASB") issued the following statements:

FASB Statement No. 149
       Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
FASB Statement No. 150
       Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
FASB Statement No. 132 (revised 2003)
       Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.
FASB Interpretations No. 46 and 46R
      Consolidation of Variable Interest Enties.

These statements do not have a material effect on the Partnerships' financial position or results of operations.

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

Item 8     Financial Statements and Supplementary Data

     The financial information required in response to this Item 8 is submitted as part of Item 15.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 9A. Controls and Procedures

     As of February 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of February 29, 2004, and (ii) no changes occurred during the quarter ended February 29, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

                                    PART III
                                    --------

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

     The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

  Name                        Age     Office
  ----                        ---     ------

  Richard Paul Richman        56      President and Director

  Robert H. Wilder, Jr.       58      Executive Vice President, Assistant
                                      Secretary, Treasurer and Director

  Gina S. Dodge               48      Secretary

     Richard Paul Richman, 56 years old, is President and Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and/or Chairman and a stockholder of The Richman Group, Inc. and is the managing partner of The Richman Group of Connecticut, L.L.C. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 58 years old, is Executive Vice President, Assistant Secretary, Treasurer and Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

     Gina S. Dodge, 48 years old, is Secretary of WRHC. Ms. Dodge, a Vice President and Secretary of The Richman Group, Inc. and Secretary of Wilder Richman Corporation ("WRC"), joined WRC in 1984 as a special assistant to the President, and has been the Director of Investor Services with responsibility for communications with investors since 1986.

     The Board of Directors of the General Partner acts as the audit committee of the Registrant. Richard Paul Richman is a member of the Board of Directors of the General Partner and is deemed to be an audit committee financial expert. Mr. Richman is not independent of the Registrant.

     The Board of Directors of the General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 599 W. Putnam Avenue, Greenwich, Connecticut 06830, Attention:
Secretary.

Item 11.   Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 29, 2004.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      As of February 29, 2004, Millenium Management, LLC owned 8.17% of the outstanding units of the Partnership.

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

     WRMC, Inc. ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned management fees of $110,018 and received management fees of $115,542 in 2003.

     Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $96,335 in fiscal 2004 for its performance in connection with investor services for the Partnership and the Operating Partnerships and received payment of $60,000.

     Indebtedness of Management

     No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 29, 2004 and February 28, 2003.

Item 14.   Principal Accountant Fees and Services

     The annual audit fees for Registrant for the years ended February 29, 2004 and February 28, 2003 were $10,000 for each year.

     The annual tax preparation fees for Registrant for the years ended February 29, 2004 and February 28, 2003 were $4,500 for each year.

     The annual audit fees for the Operating Partnerships for the years ended December 31, 2003 and 2002 were $37,000 and $36,000, respectively.

     The annual tax preparation fees for Registrant for the years ended December 31, 2003 and December 31, 2002 were $4,300 and $4,000, respectively.

                                     PART IV
                                     -------

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

       (10U)  Default Avoiding Loan Agreement; ***

       (10V)  Management Agreement; ***

       (10W)  Chase Note; ***

       (10X)  Letter of Intent to Reinstate and Modify the Mortgages; ****

       (31.1) Rule 13a-14/15d-14(a) Certification of Chief Executive Officer;

       (31.2) Rule 13a-14/15d-14(a) Certification of Chief Financial Officer;

       (32.1) Section 1350 Certification of Chief Executive Officer;

       (32.2) Section 1350 Certification of Chief Financial Officer.


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

     b) Reports on Form 8-K
        -------------------

       None.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of June, 2004.


                                    Wilder Richman Historic Properties II, L.P.

                                    By: Wilder Richman Historic
                                        Corporation, General Partner


                                    /s/ Richard Paul Richman
                                    -------------------------------------
                                    Richard Paul Richman
                                    President and Chief Executive Officer


                                    /s/ Neal Ludeke
                                    -------------------------------------
                                    Neal Ludeke
                                    Chief Financial Officer

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                          FINANCIAL STATEMENTS FOR THE

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002

                        AND INDEPENDENT AUDITORS' REPORT

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------


                          Financial Statements for the
                          ----------------------------

            Years Ended February 29, 2004, February 28, 2003 and 2002
            ---------------------------------------------------------

                        and Independent Auditors' Report
                        --------------------------------





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

  Statements of operations                                             F-4

  Statements of partners' equity                                       F-5

  Statements of cash flows                                             F-6

  Notes to financial statements                                     F-7 - F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------






Partners
Wilder Richman Historic Properties II, L.P.
Greenwich, Connecticut



We have audited the accompanying balance sheets of Wilder Richman Historic Properties II, L.P. as of February 29, 2004 and February 28, 2003, and the related statements of operations, partners' equity and cash flows for the years ended February 29, 2004, February 28, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Richman Historic Properties II, L.P. as of February 29, 2004 and February 28, 2003 and the results of its operations, changes in partners' equity and cash flows for the years ended February 29, 2004, February 28, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

April 28, 2004
New York, New York

                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                 -------------------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                     February 29,  February 28,
       ASSETS                                           2004          2003
       ------                                        -----------   -----------

INVESTMENT IN OPERATING PARTNERSHIPS
   (Notes 2, 3, 4, 5 and 7)                          $1,649,646    $2,475,099

CASH AND CASH EQUIVALENTS (Note 2)                       14,982        85,169

OTHER ASSETS                                             11,181        11,240
                                                     ----------    ----------

                                                     $1,675,809    $2,571,508
                                                     ==========    ==========


           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

LIABILITIES:
  Accrued expenses - legal                           $  110,050    $
  Accrued expenses - other                               11,700        10,000
  State of New Jersey filing fee                         56,100       112,200
  Due to related parties (Notes 4 and 7)                245,239       236,155
                                                       --------    ----------

                                                        423,089       358,355
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (Notes 5 and 7)                      1,252,720     2,213,153
                                                     ----------    ----------

                                                     $1,675,809    $2,571,508
                                                     ==========    ==========


                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                          Year Ended
                                                       --------------------------------------------------
                                                       February 29,        February 28,     February 28,
                                                           2004               2003              2002
                                                        ----------         ----------        ----------

Revenues:

Interest income                                         $     918          $   2,115         $   4,674

Expenses:

Operating                                                 191,997             46,075            48,553
State of New Jersey filing fee                            112,200            112,200
                                                        ---------          ---------         ---------

                                                          304,197            158,275            48,553
                                                        ---------          ---------         ---------

Loss from operations                                     (303,279)          (156,160)          (43,879)

Equity in income of Operating Partnerships                413,727            851,780           386,617
                                                        ---------          ---------         ---------

NET INCOME                                              $ 110,448          $ 695,620         $ 342,738
                                                        =========          =========         =========

Net income attributable to:

    Limited partners                                    $ 109,344          $ 688,664         $ 339,311

    General partner                                         1,104              6,956             3,427
                                                        ---------          ---------         ---------

                                                        $ 110,448          $ 695,620         $ 342,738
                                                        =========          =========         =========

Net income per unit of limited partnership
  interest                                              $     137          $     861         $     424
                                                        =========          =========         =========


                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


                                                                           Limited              General
                                                      Total                partners             partners
                                                   -----------           -----------           -----------

Partners' equity (deficit), March 1, 2001          $ 1,174,795           $ 1,319,716           $  (144,921)

Net income, year ended February 28, 2002               342,738               339,311                 3,427

Partners equity (deficit), February 28, 2002         1,517,533             1,659,027              (141,494)

Net income, year ended February 28, 2003               695,620               688,664                 6,956
                                                   -----------           -----------           -----------

Partners equity (deficit), February 28, 2003         2,213,153             2,347,691              (134,538)

Net income, year ended February 29, 2004               110,448               109,344                 1,104

Distribution to partners                            (1,070,881)           (1,060,172)              (10,709)
                                                   -----------           -----------           -----------

Partners equity (deficit) February 29, 2004        $ 1,252,720           $ 1,396,863           $  (144,143)
                                                   ===========           ===========           ===========

Limited partnership units outstanding at
  February 29, 2004, February 28, 2003,
  and 2002                                                800
                                                          ===


                        See notes to financial statements


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                               Year Ended
                                                          -----------------------------------------------------
                                                          February 29,         February 28,        February 28,
                                                             2004                 2003                 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                              $   110,448          $   695,620          $   342,738
                                                          -----------          -----------          -----------

  Adjustments to reconcile net income
    to net cash used in operating activities:
      Equity in income of Operating Partnerships             (413,727)            (851,780)            (386,617)
      Changes in assets and liabilities:
       (Increase)/decrease in other assets                         59                 (461)                (695)
       Increase in accrued expenses - legal                   110,050                 --                   --
       Increase in accrued expenses - other                     1,700                 --                   --
       Increase/(decrease) in State of New Jersey
         filing fee                                           (56,100)             112,200                 --
       Increase in due to related parties                       9,084               10,173                6,001
                                                          -----------          -----------          -----------

      Total adjustments                                      (348,934)            (729,868)            (381,311)
                                                          -----------          -----------          -----------

  Net cash used in operating activities                      (238,486)             (34,248)             (38,573)
                                                          -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Distribution received                                     1,239,180                 --                   --
                                                          -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                       (1,070,881)                --                   --
                                                          -----------          -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (70,187)             (34,248)             (38,573)

CASH AND CASH EQUIVALENTS, beginning of year                   85,169              119,417              157,990
                                                          -----------          -----------          -----------

CASH AND CASH EQUIVALENTS, end of year                    $    14,982          $    85,169          $   119,417
                                                          ===========          ===========          ===========


                        See notes to financial statements

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


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


2. SIGNIFICANT ACCOUNTING POLICIES

      Financial statements
      --------------------

      The financial statements of the Partnership are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership.

      Investments in Operating Partnerships
      -------------------------------------

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

      Syndication Costs
      -----------------

      Syndication costs of $2,639,200 were charged against limited partners' capital upon the closing of the public offering, in accordance with prevalent industry practice.

      Income taxes
      ------------

      No provisions have been made for federal, state and local income taxes, as they are the personal responsibility of the partners.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Cash and cash equivalents
      -------------------------

      For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

      Fiscal year
      -----------

      The Partnership's fiscal year ends on the last day in February.

      Use of estimates
      ----------------

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

      Recently issued accounting standards
      ------------------------------------

              During 2003 the financial accounting standards board ("FASB") issued the following statements:

                  FASB Statement No. 149
                    Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

                  FASB Statement No. 150
                    Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

                  FASB Statement No. 132 (revised 2003)
                    Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.

                  FASB Interpretations No. 46 and 46R
                    Consolidation of Variable Interest Entities.

      These statements do not have a material effect on the Partnerships' financial position or results of operations.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


3. INVESTMENTS IN OPERATING PARTNERSHIPS

   The Investments in Operating Partnerships are as follows:


                                                       Dixon              Dixon             Dixon
                                                       Mill I             Mill II           Mill III            Total
                                                    ------------       ------------       -----------        ------------

Balance, March 1, 2001                              $      --          $      --          $ 1,236,702        $ 1,236,702

Equity in income of Operating Partnerships                 --              124,162            262,455            386,617
                                                    -----------        -----------        -----------        -----------
Balance, February 28, 2002                                 --              124,162          1,499,157          1,623,319

Equity in income of Operating Partnerships              260,787            385,255            205,738            851,780
                                                    -----------        -----------        -----------        -----------

Balance, February 28, 2003                              260,787            509,417          1,704,895          2,475,099

Equity in income of operating partnerships              124,941            106,211            182,575            413,727

Distributions                                          (384,146)          (545,240)          (309,794)        (1,239,180)
                                                    -----------        -----------        -----------        -----------
Balance, February 29, 2004                          $     1,582        $    70,388        $ 1,577,676        $ 1,649,646
                                                    ===========        ===========        ===========        ===========


      In accordance with the Operating Partnership Agreement, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Partnership, respectively. Losses are not allocable to the Partnership if the losses reduce its equity basis below zero. Losses in excess of the Partnership's investment are allocated to the Operating General Partner. Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2002 and 2001 to the Partnership due to the non-allocation of previous years' losses in excess of the Partnership's investment.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


3. INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

     The combined balance sheets of the Operating Partnerships at December 31, 2003 and 2002 are shown below.

                                                             December 31,
                                                     ---------------------------
     A S S E T S                                         2003            2002
     -----------                                     -----------     -----------

Land                                                 $ 1,150,473     $ 1,150,473

Buildings (net of accumulated depreciation
  of $19,793,840 and $18,240,199 in 2003
  and 2002, respectively)                             35,641,694      36,723,151

Cash and cash equivalents                              6,788,271       7,176,990

Deferred costs                                           787,039         816,739

Mortgage escrow deposits                               2,456,607       1,698,200

Tenant security deposits                                 711,493         790,510

Other assets                                              35,234          16,495
                                                     -----------     -----------

                                                     $47,570,811     $48,372,558
                                                     ===========     ===========

      LIABILITIES AND PARTNERS' EQUITY
      --------------------------------

LIABILITIES:

 Mortgages payable                                   $28,600,000     $28,600,000

 Accounts payable and accrued expenses                   318,182         261,050

 Accrued interest payable                                 13,754          13,776

 Tenants' security deposits payable                      711,493         790,510

 Due to general partner and affiliates                 1,685,854       1,644,420
                                                     -----------     -----------

                                                      31,329,283      31,309,756
                                                     -----------     -----------

PARTNER'S EQUITY                                      16,241,528      17,062,802
                                                     -----------     -----------

                                                     $47,570,811     $48,372,558
                                                     ===========     ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


3. INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

   The combined statements of operations of the Operating Partnerships for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                         Year ended
                                                         December 31,
                                              ------------------------------------
                                                 2003         2002         2001
                                              ----------   ----------   ----------

Revenues:
  Rent                                        $6,876,152   $7,187,352   $7,423,632
  Interest                                        46,287       52,049       95,850
                                              ----------   ----------   ----------

                                               6,922,439    7,239,401    7,519,482
                                              ----------   ----------   ----------
Expenses:
  Administrative                               1,325,315    1,327,299    1,520,163
  Operating                                    2,985,769    2,676,074    2,581,957
  Management fees                                275,046      297,684      280,389
  Interest                                       335,062      423,231      782,202
  Depreciation and amortization                1,583,341    1,548,674    1,524,025
                                              ----------   ----------   ----------

                                               6,504,533    6,272,962    6,688,736
                                              ----------   ----------   ----------

NET INCOME                                    $  417,906   $  966,439   $  830,746
                                              ==========   ==========   ==========

Net income allocated to Wilder Richman
Historic Properties II, L.P.                  $  413,727   $  851,780   $  386,617
                                              ==========   ==========   ==========


Net income allocated to Dixon Venture Corp.   $    4,179   $  114,659   $  444,129
                                              ==========   ==========   ==========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


4.  RELATED PARTY TRANSACTIONS

    An annual investor services fee is payable to an affiliate of the General Partner of the Partnership at a fee which is based upon a base amount of $15,000 in 1992 from the Partnership and each of the Operating Partnerships and is adjusted annually based on the Operating Partnerships rental revenue (the "Investor Services Fees"). The Partnership incurred Investor Services Fees of $24,084, $25,173 and $26,001 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively. At February 29, 2004 and February 28, 2003, due to related parties includes $231,038 and $221,954 respectively, of Investor Services Fees payable.

    At February 29, 2004 and February 28, 2003, due to related parties also includes $9,846 due to the Operating Partnerships.

    An affiliate of the General Partner is the co-management agent of the properties owned by the Operating Partnerships. The affiliated management agent earned management fees of $110,018 and $119,074 during the years ended December 31, 2003 and 2002, respectively and $115,542 and $119,074 of such fees were paid in 2003 and 2002, respectively.

5.  PARTNERS' EQUITY

    The General Partner, the special limited partner and the investor limited partners were allocated 1%, .01% and 98.99%, respectively, of income and losses.

    Distributions
    -------------

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

    Preferred Return
    ----------------

    Pursuant to the Partnership Agreement, the investor limited partners are entitled to an annual preferred return in the amount of 7% of the investor limited partners' adjusted contributions outstanding from time to time, subject to cash flow available for distribution (including lender restrictions). As of December 31, 2003, the cumulative preferred amount in connection with the investment in the Operating Partnerships is $16,558,745. Any cumulative shortfall not recovered out of future cash flow distributions will be payable from sale or refinancing proceeds, to the extent available.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------


6. TAXABLE LOSS

   A reconciliation of the financial statement income of the Partnership for the years ended February 29, 2004, February 28, 2003 and 2002 to the net loss as shown on the tax returns for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                                                     Year ended
                                                                                     December 31,
                                                               ------------------------------------------------------
                                                                   2003                 2002                 2001
                                                               ------------         ------------         ------------

Financial statement income for the years
  ended February 29, 2004, February 28, 2003,
  and 2002, respectively                                       $   110,448          $   695,620          $   342,738

Interest income and other transactions due
  to timing differences resulting from different
  fiscal year ends for tax purposes v. financial
  reporting purposes                                                 1,980                1,173                5,676
                                                               -----------          -----------          -----------

                                                                   112,428              696,793              348,414

Financial statement to tax return difference arising from investments in Operating Partnerships:

Adjustment due to non-allocation of loss in
  excess of limited partners investment                               --                104,995              435,822

Fees to related parties not deductible under
  Internal Revenue Code Section 267 and
  other adjustments                                                196,187               93,441               71,197

Municipal bond interest                                               --                (15,789)             (17,659)

Excess of depreciation expense of the operating
  partnerships for income tax purposes over
  financial reporting purposes                                  (1,128,022)          (1,156,812)          (1,125,700)
                                                               -----------          -----------          -----------

Tax return net loss for the years ended
   December 31, 2003, 2002 and 2001, respectively              $  (819,407)         $  (277,372)         $  (287,926)
                                                               ===========          ===========          ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                   -------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

            YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
            ---------------------------------------------------------



7.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of results of operations for each of the four quarters for the years indicated.


                                First         Second          Third         Fourth
                               Quarter        Quarter         Quarter       Quarter
                              ----------     ---------       ----------    ---------
2004
----

Total revenue                 $     324      $     362       $     167     $      65

Net earnings (loss)
                                101,677         48,249          46,541       (86,019)


2003
---------

Total revenue                       643            612             507           353

Net earnings (loss)             479,289        218,548         234,367      (236,584)


2002
---------

Total revenue                     1,771          1,373             944           586

Net earnings (loss)              28,903       (131,013)        329,258       115,590

                             DIXON MILLS ASSOCIATES


                      COMBINED FINANCIAL STATEMENTS FOR THE

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                        AND INDEPENDENT AUDITORS' REPORT

                             DIXON MILLS ASSOCIATES
                             ----------------------


                      Combined Financial Statements for the
                      -------------------------------------

                  Years Ended December 31, 2003, 2002 and 2001
                  --------------------------------------------

                        and Independent Auditors' Report
                        --------------------------------






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

Partners
Wilder Richman Historic Properties II, LP
Greenwich, Connecticut


We have audited the accompanying combined balance sheets of Dixon Mills Associates as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixon Mills Associates as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

January 30, 2004
New York, New York


                             DIXON MILLS ASSOCIATES
                             ----------------------

                             COMBINED BALANCE SHEETS
                             -----------------------


                                                                   December 31,
                                                          ------------------------------
           A S S E T S                                        2003               2002
           -----------                                    -----------        -----------

LAND (Notes 2 and 5)                                      $ 1,150,473        $ 1,150,473

BUILDINGS (net of accumulated depreciation
  of $19,793,840 and $18,240,199 in 2003 and
  2002, respectively) (Notes 2 and 5)                      35,641,694         36,723,151

CASH AND CASH EQUIVALENTS (Note 2)                          6,788,271          7,176,990

DEFERRED COSTS (Notes 2 and 5)                                787,039            816,739

MORTGAGE ESCROW DEPOSITS (Note 5)                           2,456,607          1,698,200

TENANT SECURITY DEPOSITS                                      711,493            790,510

OTHER ASSETS                                                   35,234             16,495
                                                          -----------        -----------

                                                          $47,570,811        $48,372,558
                                                          ===========        ===========

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

LIABILITIES:

  Mortgages payable (Note 5)                              $28,600,000        $28,600,000

  Accounts payable and accrued expenses                       318,182            261,050

  Accrued interest payable (Note 5)                            13,754             13,776

  Tenants' security deposits payable                          711,493            790,510

  Due to general partner and affiliates (Note 4)            1,685,854          1,644,420
                                                          -----------        -----------

                                                           31,329,283         31,309,756
                                                          -----------        -----------

  PARTNER'S EQUITY (Note 3)                                16,241,528         17,062,802
                                                          -----------        -----------

                                                          $47,570,811        $48,372,558
                                                          ===========        ===========



                   See notes to combined financial statements


                             DIXON MILLS ASSOCIATES
                             ----------------------

                        COMBINED STATEMENTS OF OPERATIONS
                        ---------------------------------


                                                             Year ended
                                                             December 31,
                                              --------------------------------------------
                                                 2003             2002             2001
                                              ----------       ----------       ----------
Revenues:
  Rent                                        $6,876,152       $7,187,352       $7,423,632
  Interest                                        46,287           52,049           95,850
                                              ----------       ----------       ----------

                                               6,922,439        7,239,401        7,519,482
                                              ----------       ----------       ----------
Expenses:
  Administrative (Note 6)                      1,325,315        1,327,299        1,520,163
  Operating                                    2,985,769        2,676,074        2,581,957
  Management fees (Note 4)                       275,046          297,684          280,389
  Interest (Note 5)                              335,062          423,231          782,202
  Depreciation and amortization                1,583,341        1,548,674        1,524,025
                                              ----------       ----------       ----------
                                               6,504,533        6,272,962        6,688,736
                                              ----------       ----------       ----------

NET INCOME                                    $  417,906       $  966,439       $  830,746
                                              ==========       ==========       ==========

Net income allocated to Wilder Richman
Historic Properties II, L.P.                  $  413,727       $  851,780       $  386,617
                                              ==========       ==========       ==========


Net income allocated to Dixon Venture Corp.   $    4,179       $  114,659       $  444,129
                                              ==========       ==========       ==========



                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES
                             ----------------------

       COMBINED STATEMENTS OF PARTNERS' EQUITY AND COMPREHENSIVE INCOME
       ----------------------------------------------------------------

                 YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
                 ---------------------------------------------


                                                                                      Limited              General
                                                                   Total              partner              partner
                                                               ------------         ------------         ------------

Partners' equity, January 1, 2001                              $ 15,265,617         $  1,236,702         $ 14,028,915
                                                               ------------         ------------         ------------

Net income, year ended December 31, 2001                            830,746              386,617              444,129

Unrealized loss on marketable securities                            (32,498)                --                (32,498)
                                                               ------------         ------------         ------------

Comprehensive income, year ended December 31, 2001                  798,248              386,617              411,631
                                                               ------------         ------------         ------------

Partners' equity, December 31, 2001                              16,063,865            1,623,319           14,440,546

Reversal of unrealized loss on marketable securities,
  sold in 2002                                                       32,498                 --                 32,498

Net income, year ended December 31, 2002                            966,439              851,780              114,659
                                                               ------------         ------------         ------------

Partners' equity, December 31, 2002                              17,062,802            2,475,099           14,587,703

Net income, year ended December 31, 2003                            417,906              413,727                4,179

Distributions to partner                                         (1,239,180)          (1,239,180)               --
                                                               ------------         ------------         ------------
Partners' equity, December 31, 2003                            $ 16,241,528         $  1,649,646         $ 14,591,882
                                                               ============         ============         ============



                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES
                             ----------------------

                        COMBINED STATEMENTS OF CASH FLOWS
                        ---------------------------------



                                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                           2003           2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $   417,906    $   966,439    $   830,746
                                                                       -----------    -----------    -----------
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                     1,583,341      1,548,674      1,524,025
    Change in assets:
       Decrease (increase) in mortgage escrow deposits                    (356,787)     1,795,727         45,162
       Decrease (increase) in tenant security deposits                      79,017         79,706        (18,202)
       Decrease (increase) in other assets                                 (18,739)       130,403        (54,526)
    Change in liabilities:
       Increase (decrease) in accounts payable
       and accrued expenses                                                 57,132        184,019       (122,904)
       Decrease in accrued interest payable                                    (22)        (1,126)       (30,138)
       (Decrease) increase in tenants security deposits                    (79,017)       (79,706)        18,202
       Increase in due to General Partner
       and affiliates                                                       41,434         74,678         91,570
                                                                       -----------    -----------    -----------

            Total adjustments                                            1,306,359      3,732,375      1,453,189
                                                                       -----------    -----------    -----------
            Net cash provided by operating activities                    1,724,265      4,698,814      2,283,935
                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                              (472,184)      (554,676)      (507,809)
    Proceeds (purchase) of investments                                        --        1,381,315     (1,381,315)
                                                                       -----------    -----------    -----------

           Net cash provided by (used in) investing activities            (472,184)       826,639     (1,889,124)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to principal reserve fund                                    (401,620)      (367,277)      (335,903)
    Distributions                                                       (1,239,180)          --             --
                                                                       -----------    -----------    -----------

    Net cash used in financing activities                               (1,640,800)      (367,277)      (335,903)
                                                                       -----------    -----------    -----------

(DECREASE) INCREASE IN CASH                                               (388,719)     5,158,176         58,908

CASH AND CASH EQUIVALENTS, beginning of year                             7,176,990      2,018,814      1,959,906
                                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                 $ 6,788,271    $ 7,176,990    $ 2,018,814
                                                                       ===========    ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                                     $   292,178    $   380,198    $   753,773
                                                                       ===========    ===========    ===========


                   See notes to combined financial statements

                             DIXON MILLS ASSOCIATES
                             ----------------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
                  ---------------------------------------------


1.  COMBINATION AND ORGANIZATION

    The combined financial statements include the accounts of Dixon Mill Associates I (Phase One), Limited Partnership ("DM I"), Dixon Mill Associates II, (Phase Two), Limited Partnership ("DM II") and Dixon Mill Associates III, (Phase Three), Limited Partnership ("DM III") after elimination of all significant intercompany balances and transactions.

    Description of the business
    ---------------------------

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


2.  SIGNIFICANT ACCOUNTING POLICIES

    Financial statements
    --------------------

    The financial statements of the Operating Partnerships are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Operating Partnerships.

    Combined financial statements are presented as the Operating Partnerships are under common control, ownership, and management.

    Land and buildings
    ------------------

    Land and buildings are stated at lower of cost or net realizable value, ("NRV"). NRV is the net cash flow necessary to recover costs exclusive of debt service. Depreciation on buildings is computed on the straight-line method. The depreciable lives assigned is 40 years for the real property.

    Income taxes
    ------------

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

    Cash and cash equivalents
    -------------------------

    For purposes of the statements of cash flows, the Operating Partnerships consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

                             DIXON MILLS ASSOCIATES
                             ----------------------

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
                  ---------------------------------------------


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Concentration of credit risk
    ----------------------------

    Financial instruments which potentially subject the Operating Partnerships to concentrations of credit risk consist principally of temporary cash investments in high credit quality financial institutions.

    Deferred costs
    --------------

    Deferred costs represent costs incurred in connection with the mortgages (Note 5) and are being amortized over the term of the mortgages using the straight line method.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Recently issued accounting standards
    ------------------------------------

         During 2003 the financial accounting standards board ("FASB") issued the following statements:

            FASB Statement No. 149
              Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
            FASB Statement No. 150
              Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity.
            FASB Statement No. 132 (revised 2003)
              Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statement No. 87, 88, and 106.

         These statements do not have a material effect on the Operating Partnerships' financial position or results of operations.

3.  PARTNERS' EQUITY

    In accordance with the Partnership agreement, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Limited Partner, respectively. Losses are not allocable to the Limited Partner if the losses reduce its equity basis below zero. Losses in excess of the Limited Partner's investment are allocated to the Operating General Partner.

    Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2002 and 2001 to the Limited Partner due to the non-allocation of previous years' losses in excess of the Limited Partner's investment.

    Distributions
    -------------

    The partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 2003 is $16,558,745. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

                             DIXON MILLS ASSOCIATES
                             ----------------------

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
                  ---------------------------------------------


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

      - The balance, if any, 75% to the Limited Partner and 25% to the Operating General Partner.


4.  RELATED PARTY TRANSACTIONS

    DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with related parties. Included in the balance sheet are the following items:

                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   -----------    -----------

      Due to (from):
        Morris Realty                              $    (5,259)   $    (5,259)
        DVC                                          1,438,523      1,418,816
        Richman Asset Management, Inc.                 252,590        230,863
                                                   -----------    -----------

                                                   $ 1,685,854    $ 1,644,420
                                                   ===========    ===========

    The Operating Partnerships incurred annual property management fees to Wilder Richman Management Corp. ("WRMC"), an affiliate of the Limited Partner, in the amount of $110,018 in 2003, $119,074 in 2002 and $118,488 in
    2001. WRMC received payments of $115,542 and $119,074 in 2003 and 2002, respectively. In addition, property management fees of $165,028, $178,610 and $161,901 were incurred in 2003, 2002 and 2001, respectively to Morris Property Management, an affiliate of the Operating General Partner. Morris Property Management received payments of $188,228 and $178,610 in 2003 and 2002, respectively.

    Pursuant to the terms of Limited Partnership Agreements, the Operating Partnerships have engaged an affiliate of the Limited Partner to provide investor services at a fee which is based upon a base amount of $45,000 in 1992 and is subject to adjustment annually thereafter based on changes in the Operating Partnerships' rental revenue. The Operating Partnerships incurred investor services fees of $72,251, $75,520 and $78,003 to Richman Asset Management, Inc., an affiliate of the Limited Partner in 2003, 2002 and 2001, respectively, and paid Richman Asset Management, Inc. $45,000 in 2003 and 2002.

    Pursuant to the terms of the Limited Partnership Agreements, the Operating General Partner is entitled to interest on Operating Deficit Loans and voluntary loans made subsequent to the issuance of the Fannie Mae pass-through certificates (which occurred in February 1991) (see Note 5). Interest on such advances accrues at 1% above the JP Morgan Chase prime rate. The Operating Partnerships incurred interest of $42,907, $44,158 and $58,567 for 2003, 2002 and 2001, respectively. Amounts payable to the Operating General Partner were $1,438,523 (inclusive of accrued interest of $524,893) and $1,418,816 (inclusive of accrued interest of $481,986) as of December 31 2003 and 2002, respectively.

                             DIXON MILLS ASSOCIATES
                             ----------------------

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                  --------------------------------------------


5.  MORTGAGES PAYABLE

    On June 11, 1992, the Jersey City Redevelopment Agency (Agency) provided mortgage financing for the Operating Partnerships through the issuance of tax-exempt Bonds (the "Bonds") guaranteed and secured by the Federal National Mortgage Association ("FNMA") mortgage pass-through certificate ("FNMA Certificate"). The FNMA Certificate in turn was secured by mortgages given by the Operating Partnerships in the amount of $27,545,000.

    The Operating Partnerships refinanced their respective outstanding mortgage liabilities under the $27,545,000 Agency, Multifamily Housing Revenue Bonds, Series 1992 (Fannie Mae pass-through Certificate Program/Dixon Mill Apartments Project as of April 28, 2000). The total new mortgage indebtedness in the amount of $28,600,000 is for a term of 30 years and was provided by (a) variable-rate tax-exempt bonds in the amount of $26,435,000 maturing on May 15, 2030 and (b) variable-rate taxable bonds in the amount of $2,165,000 maturing on November 15, 2005 which are secured by the property. The Operating Partnerships have purchased an interest rate cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion, and 9.15% for five and one-half years on the taxable portion.

    The Operating Partnerships are required to fund an escrow (in the amount of $3,470 per month) (the Pledged Cap Account) in connection with the purchase of another Cap in 2006. The mortgage proceeds retired the old mortgage of $26,154,723, funded reserves for capital improvements in the amount of $1,173,000, and paid for the cost of the transaction, in the amount of $890,989, which is reflected as deferred costs, net of accumulated amortization, in the accompanying balance sheets. The capital improvements escrow was established from the mortgage proceeds and the replacement reserve in the combined amount of approximately $2,076,000 to pay for significant planned improvements (roof replacement, smoke/fire alarm systems, elevator repairs and other repairs and other repairs throughout the complex).

    The Operating Partnerships make monthly payments into a principal reserve fund or the purpose of providing funds for retirement of the bonds issued by the Agency. The bonds will be retired from funds in the reserve fund at which time the mortgage balance will be reduced accordingly. At December 31, 2003 the scheduled principal reserve fund payments are as follows:

                   2004                            $    439,174
                   2005                                 473,018
                   2006                                 429,334
                   2007                                 460,016
                   2008                                 492,890
                   Thereafter                        25,018,269
                                                   ------------

                                                   $ 27,312,701
                                                   ============

    The new mortgage terms require monthly payments of $6,326 to a replacement reserve.

                             DIXON MILLS ASSOCIATES
                             ----------------------

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                  --------------------------------------------


5.  MORTGAGES PAYABLE (CONTINUED)

    Restricted funds held in deposit are as follows:


                                                               December 31,
                                                      ----------------------------
      Mortgage Escrows:                                 2003              2002
      ----------------                                ----------        ----------

  Principal reserve fund                              $1,287,299        $  885,679
  Capital improvements escrow                               --             223,345
  Replacement reserve                                    314,039            84,300
  Tax and insurance escrow                               285,892           330,712
  Pledge Cap Account                                     114,992            77,542
                                                      ----------        ----------

       Subtotal                                        2,002,222         1,601,578

Additional replacement reserve not held by lender        454,385            96,622
                                                      ----------        ----------

                                                      $2,456,607        $1,698,200
                                                      ==========        ==========


6.  LITIGATION

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