Form 10-Q
period 2004-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2004-07-20
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 2004


OR


------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------    ----------- --------------


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                             13-3481443
--------------------------------                          -------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)



      599 W. Putnam Avenue
     Greenwich, Connecticut                                    06830
----------------------------------------                  -----------------
(Address of principal executive offices)                      Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X       No
     --------      --------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents

Item 1.     Financial Statements                                        Page
            --------------------                                        ----

            Balance Sheets as of May 31, 2004 (Unaudited)
            and February 29, 2004                                         3

            Statements of Operations for the three months
               ended May 31, 2004 and 2003 (Unaudited)                    4

            Statements of Cash Flows for the three months
               ended May 31, 2004 and 2003 (Unaudited)                    5

            Notes to Financial Statements as of May 31, 2004
            (Unaudited)                                                   6

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations                           9
            -----------------------------------

Item 3.     Quantitative and Qualitative Disclosure about Market Risk    11
            ---------------------------------------------------------

Item 4.     Controls and Procedures                                      11
            -----------------------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                               May 31, 2004
                                                (Unaudited)    February 29, 2004
                                                -----------    -----------------

ASSETS

Cash and cash equivalents                       $    89,099        $    14,982

Investment in operating partnerships              1,495,099          1,649,646

Other assets                                         39,681             11,181
                                                -----------        -----------

                                                $ 1,623,879        $ 1,675,809
                                                ===========        ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Other liabilities                             $    14,919        $    11,700
  State of New Jersey filing fee                                        56,100
  Due to related parties                            251,264            245,239
                                                -----------        -----------

                                                    266,183            313,039
                                                -----------        -----------


Partners' equity (deficit)

  General Partner                                  (143,093)          (143,042)
  Limited Partner                                 1,500,789          1,505,812
                                                -----------        -----------

                                                  1,357,696          1,362,770
                                                -----------        -----------

                                                $ 1,623,879        $ 1,675,809
                                                ===========        ===========





                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2004 AND 2003
                                   (Unaudited)


                                                          2004          2003
                                                       ----------     ---------

REVENUE

Interest                                               $      27      $     324

EXPENSES

Operating                                                 22,504         10,045
State of New Jersey filing fee                            28,050         28,050
                                                       ---------      ---------

Loss from operations                                     (50,527)       (37,771)

Equity in income of operating partnerships                45,453        139,448
                                                       ---------      ---------

NET EARNINGS                                           $  (5,074)     $ 101,677
                                                       =========      =========

NET EARNINGS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST
   (800 units of limited partnership)                  $   (6.28)     $  125.83
                                                       =========      =========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2004 AND 2003
                                   (Unaudited)


                                                           2004         2003
                                                        ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $  (5,074)    $ 101,677
Adjustments to reconcile net earnings to net
     cash used in operating activities
      Equity in income of operating partnerships          (45,453)     (139,448)
      Increase in other assets                            (28,500)      (28,050)
      Payment of State of New Jersey filing fee           (56,100)     (112,200)
      Increase in other liabilities                         3,219         3,125
      Increase in due to related parties                    6,025         6,290
                                                        ---------     ---------

Net cash used in operating activities                    (125,883)     (168,606)
                                                        ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES

Distribution from operating partnerships                  200,000       168,300
                                                        ---------     ---------

Net cash provided by investing activities                 200,000       168,300
                                                        ---------     ---------

Net decrease in cash and cash equivalents                  74,117          (306)

Cash and cash equivalents at beginning of period           14,982        85,169
                                                        ---------     ---------

Cash and cash equivalents at end of period              $  89,099     $  84,863
                                                        =========     =========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 29, 2004 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5.

      The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results to be expected for the entire year.


2. The investment in Operating Partnerships as of May 31, 2004 and February 29, 2004 are as follows:


      Amount paid to investee through February 29, 2004                  $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
        through February 29, 2004                                          (3,180,441)

      Equity in accumulated loss of Operating Partnerships
        through February 29, 2004                                         (11,557,913)
                                                                        -------------

      Balance, February 29, 2004                                            1,649,646

      Cash distribution from Operating Partnerships for the three
        months ended May 31, 2004                                            (200,000)

      Equity in income of operating partnerships for the three months
        ended May 31, 2004                                                     45,453
                                                                        -------------

      Balance, May 31, 2004                                             $   1,495,099
                                                                        =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2004
                                   (Unaudited)


Note 2 - continued

           The combined balance sheets of the Operating Partnerships as of March 31, 2004 and December 31, 2003 are as follows:


                                                         March 31, 2004
                                                           (Unaudited)     December 31, 2003
                                                           -----------     -----------------

ASSETS

Land                                                       $ 1,150,473        $ 1,150,473
Buildings and equipment (net of accumulated
  depreciation of $20,182,251 and $19,793,840)              35,253,283         35,641,694
Cash and cash equivalents                                    6,751,788          6,788,271
Deferred costs                                                 779,614            787,039
Mortgage escrow deposits                                     2,981,266          2,456,607
Tenant security deposits                                       711,493            711,493
Other assets                                                     5,610             35,234
                                                           -----------        -----------

                                                           $47,633,527        $47,570,811
                                                           ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                        $28,600,000        $28,600,000
  Accounts payable and accrued expenses                        288,456            318,182
  Accrued interest                                              24,482             13,754
  Tenant security deposits payable                             711,493            711,493
  Due to general partner and affiliates                      1,721,655          1,685,854
                                                           -----------        -----------

                                                            31,346,086         31,329,283
                                                           -----------        -----------

Partners' equity

  General partner                                           14,592,342         14,591,882
  Limited partner                                            1,695,099          1,649,646
                                                           -----------        -----------

                                                            16,287,441         16,241,528
                                                           -----------        -----------

                                                           $47,633,527        $47,570,811
                                                           ===========        ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  MAY 31, 2004
                                   (Unaudited)


Note 2 - Continued

           The unaudited statements of the operations of the Operating Partnerships for the three months ended March 31, 2004 and 2003 are as follows:

                                                          2004           2003
                                                       ----------     ---------

REVENUE

Rent                                                   $1,685,193     $1,773,405
                                                       ----------     ----------

                                                        1,685,193      1,773,405
                                                       ----------     ----------

EXPENSES

Administrative                                            205,125        189,231
Operating                                                 830,314        845,392
Management fees                                            68,617         74,421
Interest                                                  139,389        136,335
Depreciation and amortization                             395,835        387,169
                                                       ----------     ----------

                                                        1,639,280      1,632,548
                                                       ----------     ----------

NET EARNINGS                                           $   45,913     $  140,857
                                                       ==========     ==========


NET EARNINGS ALLOCATED TO

Wilder Richman Historic Properties II, L.P.            $   45,453     $  139,448
General partner                                               460          1,409
                                                       ----------     ----------

                                                       $   45,913     $  140,857
                                                       ==========     ==========


3. The Partnership is contractually liable for amounts that were partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner. The adjustment is $2,465 for the three months ended May 31, 2003. In addition, the Operating Partnerships are contractually liable for amounts that were wholly or partially omitted from the prior year's financial statements for Investor Services Fees payable to an affiliate of the General Partner and for interest on loans payable to the Operating General Partner. Net income of the Operating Partnerships has been reduced by $5,933 for the three months ending March 31, 2003. Net income per unit of limited partnership interest has been reduced by $10 for the three months ended May 31, 2003.


4. Additional information, including the audited February 29, 2004 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of May 31, 2004, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 2004, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the three months ended March 31, 2004, net of a distribution received in the amount of $200,000.

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

As a result of the reduction of the mortgage interest rate, the Operating Partnerships have generated greater cash flow. However, the Partnership's ability to make distributions is dependent upon the level of interest rates and future operating results of the Complex, which is extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships.

The Property is reporting cash flow for the three months ended March 31, 2004 (see Results of Operations, below) and the Operating Partnerships' cash and cash equivalents as of March 31, 2004 have decreased by approximately $36,000 compared to December 31, 2003, while accounts payable and accrued expenses have decreased by approximately $30,000. The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, is approximately $877,000, as of March 31, 2004. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,393,000 as of March 31, 2004. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements have been completed. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating General Partner anticipates spending approximately $2.1 million in 2004 for capital needs, including structural work on the pump house building, roof and balcony repairs, steel restoration and windows. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows. Furthermore, the local rental market has softened; as a result, the local competition has reduced their rental rates. Management has implemented rental reductions and concessions over the past one to two years in order to maintain its position in the market, which has adversely affected cash flow; such affect has been partially offset by changes in the low floater mortgage interest rates, but would be exacerbated by an increase in the low floater rates. Depending on market conditions, rents may need to be further adjusted.

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

Under the terms of the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, on July 1, 2003, the Partnership presented proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Unit Holders holding 48% of the outstanding Units voted in favor of the proposed sale. The General Partner believes the fact that 48% of the Units voted in favor of pursuing a sale of the Property is a clear indication that the Partnership should review various sale options. Subsequent to initiating the proxy, at least two tender offers to purchase the Units provided Unit Holders an opportunity to sell Units at prices equal to or above the net sales proceeds estimated in the proxy materials. The General Partner recently commenced a process to receive proposals for the sale of the Property and will not know the highest bid until the process is completed.

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

Results of Operations

For the three months ended May 31, 2004, the statement of operations of the Partnership reflects net loss of $(5,074), which includes equity in income of operating partnerships of $45,453. The Operating Partnerships reported net earnings during the three months ended March 31, 2004 of $45,913, inclusive of depreciation and amortization expense of $395,835. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2004 of approximately $234,000, which includes required deposits to the principal reserve under the mortgages (approximately $106,000) and deposits to required escrows (approximately $19,000). The Operating Partnerships' results of operations for the three months ended March 31, 2004 reflect a reduction in rental income of approximately $88,000 (see discussion above under Liquidity and Capital Resources); operating expenses include approximately $143,000 of costs associated with planned maintenance and improvements. Interest expense remained low for the three months ended March 31, 2004 as a result of the average low floater interest rates. The average interest rates on the low floater bonds for the three months ended March 31, 2004 were 1.05% for the tax exempt bonds and 1.19% for the taxable bonds. The average occupancy for the three months ended March 31, 2004 was approximately 95%.

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

Item 4.   Controls and Procedures

As of May 31, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of May 31, 2004 and (ii) no changes occurred during the quarter ended May 31, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

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

                None

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K

a.         Exhibits

                Exhibit 31.1 Certification of Chief Executive Officer
                Exhibit 31.2 Certification of Chief Financial Officer
                Exhibit 32.1 Certification of Chief Executive Officer
                Exhibit 32.2 Certification of Chief Financial Officer

                b. Reports on Form 8-K

           None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 2004



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


                                       WILDER RICHMAN HISTORIC PROPERTIES II,
                                       L.P.

                                       By:  Wilder Richman Historic Corporation
                                            General Partner


Dated:  July 15, 2004                  /s/ Richard Paul Richman
                                       -----------------------------------
                                       Richard Paul Richman
                                       Chief Executive Officer


                                       /s/ Neal Ludeke
                                       -----------------------------------
                                       Neal Ludeke
                                       Chief Financial Officer