Form 10-Q
period 2004-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2004-10-20
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            _________________________

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2004


OR


  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from_____________ to______________


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                              13-3481443
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)


      599 W. Putnam Avenue
      Greenwich, Connecticut                                     06830
 --------------------------------------                        ----------
(Address of principal executive offices)                        Zip Code



Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X       No
    -----        ----

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information


Table of Contents
-----------------

Item 1.     Financial Statements                                           Page
            --------------------                                           ----

            Balance Sheets as of August 31, 2004 (Unaudited)
              and February 29, 2004                                          3

            Statements of Operations for the three and
              six month periods ended August 31, 2004
              and 2003 (Unaudited)                                           4

            Statements of Cash Flows for the six months ended
              August 31, 2004 and 2003 (Unaudited)                           5

            Notes to Financial Statements as of
              August 31, 2004 (Unaudited)                                    6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  9
            ---------------------------------------------

Item 3.     Quantitative and Qualitative Disclosure About Market Risk       11
            ---------------------------------------------------------

Item 4.     Controls and Procedures                                         11
            -----------------------

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS


                                               August 31, 2004
                                                 (Unaudited)   February 29, 2004
                                                 -----------   -----------------
ASSETS

Cash and cash equivalents                        $    76,603       $    14,982

Investment in operating partnerships               1,612,988         1,649,646

Other assets                                          11,631            11,181
                                                 -----------       -----------

                                                 $ 1,701,222       $ 1,675,809
                                                 ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other liabilities                              $    22,493       $    11,700
  State of New Jersey filing fee                                        56,100
  Due to related parties                             252,934           245,239
                                                 -----------       -----------

                                                     275,427           313,039
                                                 -----------       -----------

Partners' equity (deficit)

  General partner                                   (144,412)         (143,042)
  Limited partner                                  1,568,207         1,505,812
                                                 -----------       -----------

                                                   1,425,795         1,362,770
                                                 -----------       -----------

                                                 $ 1,701,222       $ 1,675,809
                                                 ===========       ===========



                       See notes to financial statements.


                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months          Six Months          Three Months          Six Months
                                               Ended               Ended                Ended                Ended
                                             August 31,          August 31,           August 31,           August 31,
                                               2004                 2004                 2003                 2003
                                            ----------           ---------            ---------            ---------

REVENUES

Interest                                    $     182            $     209            $     362            $     686
                                            ---------            ---------            ---------            ---------

EXPENSES

Operating                                      21,922               44,426               23,278               33,323
State of New Jersey Filing Fee                 28,050               56,100               28,050               56,100
                                            ---------            ---------            ---------            ---------

                                               49,972              100,526               51,328               89,423
                                            ---------            ---------            ---------            ---------

Loss from operations                          (49,790)            (100,317)             (50,966)             (88,737)

Equity in income of
  operating partnerships                      117,889              163,342               99,215              238,663
                                            ---------            ---------            ---------            ---------

NET EARNINGS                                $  68,099            $  63,025            $  48,249            $ 149,926
                                            =========            =========            =========            =========

NET EARNINGS PER UNIT OF
LIMITED PARTNERSHIP INTEREST                $   84.27            $   77.99            $   59.71            $  185.53
                                            =========            =========            =========            =========



                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (Unaudited)


                                                                2004                2003
                                                            -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                $    63,025          $   149,926
Adjustments  to reconcile net earnings to net
  cash used in operating activities
   Equity in income of operating partnerships                  (163,342)            (238,663)
   Increase in other assets                                        (450)
   Decrease in State of New Jersey filing fee                   (56,100)            (112,200)
   Increase in other liabilities                                 10,793                6,250
   Increase in due to related parties                             7,695               12,580
                                                            -----------          -----------

Net cash used in operating activities                          (138,379)            (182,107)
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Distribution from operating partnerships                        200,000            1,239,180
                                                            -----------          -----------

Net cash provided by investing activities                       200,000            1,239,180
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited partners                                                  (1,060,000)
                                                                                 -----------

Net cash used in financing activities                                             (1,060,000)
                                                                                 -----------

Net increase (decrease) in cash and cash
  equivalents                                                    61,621               (2,927)

Cash and cash equivalents at beginning of period                 14,982               85,169
                                                            -----------          -----------

Cash and cash equivalents at end of period                  $    76,603          $    82,242
                                                            ===========          ===========


                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (Unaudited)


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

      The results of operations for the six months ended August 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

      Certain prior period amounts in the combined unaudited statement of operations of the Operating Partnerships (see Note 2) have been reclassified to conform to the current period presentation.

2. The investment in Operating Partnerships as of August 31, 2004 and February 29, 2004 are as follows:

      Amount paid to investee through February 29, 2004            $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
         through February 29, 2004                                   (3,180,441)

      Equity in accumulated loss of Operating Partnerships
         through February 29, 2004                                  (11,557,913)
                                                                   ------------
      Balance, February 29, 2004                                      1,649,646

      Cash distribution from Operating Partnerships
         for the six months ended August 31, 2004                      (200,000)

      Equity in income of operating partnerships for the
         six months ended August 31, 2004                               163,342
                                                                  -------------

      Balance, August 31, 2004                                    $   1,612,988
                                                                  =============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2004
                                   (Unaudited)


Note 2 - continued

The combined balance sheets of the Operating Partnerships as of June 30, 2004 and December 31, 2003 are as follows:


                                                          June 30, 2004
                                                            (Unaudited)           December 31,2003
                                                            -----------           ----------------
ASSETS

Land                                                       $ 1,150,473               $ 1,150,473
Buildings and equipment (net of accumulated
  depreciation of $20,570,662 and $19,793,840)              35,164,872                35,641,694
Cash and cash equivalents                                    6,593,311                 6,788,271
Deferred costs                                                 772,189                   787,039
Mortgage escrow deposits                                     2,866,804                 2,456,607
Tenant security deposits                                       709,868                   711,493
Other assets                                                   170,484                    35,234
                                                           -----------               -----------

                                                           $47,428,001               $47,570,811
                                                           ===========               ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgages payable                                        $28,600,000               $28,600,000
  Accounts payable and accrued expenses                        135,172                   318,182
  Accrued interest                                              39,708                    13,754
  Tenant security deposits payable                             711,493                   711,493
  Due to general partner and affiliates                      1,734,776                 1,685,854
                                                           -----------               -----------

                                                            31,221,149                31,329,283
                                                           -----------               -----------

Partners' equity

General partner                                             14,593,864                14,591,882
Limited partner                                              1,612,988                 1,649,646
                                                           -----------               -----------

                                                            16,206,852                16,241,528
                                                           -----------               -----------

                                                           $47,428,001               $47,570,811
                                                           ===========               ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 AUGUST 31, 2004
                                   (Unaudited)


Note 2 - Continued

The combined unaudited statements of operations of the Operating Partnerships for the six months ended June 30, 2004 and 2003 are as follows:


                                                          2004          2003
                                                       ----------     ---------
REVENUE

Rent                                                   $3,381,648     $3,496,902
                                                       ----------     ----------

                                                        3,381,648      3,496,902
                                                       ----------     ----------
EXPENSES

Administrative                                            359,020        337,702
Operating                                               1,617,224      1,676,743
Management fees                                           136,525        160,814
Financial                                                 312,215        306,232
Depreciation and amortization                             791,672        774,337

                                                        3,216,656      3,255,828
                                                       ----------     ----------

NET EARNINGS                                           $  164,992     $  241,074
                                                       ==========     ==========

NET EARNINGS ALLOCATED TO

Wilder Richman Historic Properties II, L.P.            $  163,342     $  238,663
General partner
                                                            1,650          2,411
                                                       ----------     ----------

                                                       $  164,992     $  241,074
                                                       ==========     ==========


3. Additional information, including the audited February 29, 2004 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 on file with the Securities and Exchange Commission.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of August 31, 2004, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 2004, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the six months ended June 30, 2004, net of distributions received in the amount of $200,000.

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

Although the Property is reporting cash flow for the six months ended June 30, 2004 (see Results of Operations, below), cash flow has decreased over recent periods as a result of local market conditions and costs incurred in connection with capital improvements to the Property. The Operating Partnerships' cash and cash equivalents as of June 30, 2004 have decreased by approximately $195,000 compared to December 31, 2003, while accounts payable and accrued expenses having decreased by approximately $183,000. The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, is approximately $968,000, as of June 30, 2004. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,502,000 as of June 30, 2004. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements have been completed. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address currently and over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating General Partner anticipates spending approximately $2.3 million in 2004 for capital needs, including structural work on the pump house building, roof and balcony repairs, steel restoration and windows. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows. Furthermore, the local rental market has softened; as a result, the local competition has reduced their rental rates. Management has implemented rental reductions and concessions over the past one to two years in order to maintain its position in the market, which has adversely affected cash flow; such affect has been partially offset by changes in the low floater mortgage interest rates, but would be exacerbated by an increase in the low floater interest rates. Depending on market conditions, rents may need to be further adjusted.

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

Under the terms of the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, on July 1, 2003, the Partnership presented proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Unit Holders holding 48% of the outstanding Units voted in favor of the proposed sale. Subsequent to initiating the proxy, at least two tender offers to purchase the Units provided Unit Holders an opportunity to sell Units at prices equal to or above the net sales proceeds estimated in the proxy materials. The General Partner recently remarketed the Property and two offers were received. The new offers were made by the previous bidders for the property, and their bids were identical to their previous offers. According to the real estate agent, although the net operating income was reduced since the prior marketing, the offering prices remained at the same level because of a substantial decline in the capitalization rate in the last two years, thereby offsetting the effect of the decline in net operating income. It is estimated that the amount that would be available for distribution to the Limited Partners from a sale at the offering prices, updated to reflect recent Balance Sheet information, to be approximately $9,600 to $10,800 per Unit.

Since the offers received are no higher than the offers produced by the previous marketing, and since a significant number of Unit holders who wished to liquidate their holdings have sold their Units in one of the recent tender offers (which offered prices up to $13,500 per Unit), the General Partner does not intend to pursue another vote among the Limited Partners as to whether to sell the Property at this time. The General Partner intends to continue to observe market conditions and may consider possible opportunities to market the Property again in the future.

The Operating General Partner's objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater interest rates in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. The Operating General Partner intends to take into account, among other factors, a similar analysis when considering making future annual distributions.

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

Results of Operations

For the six months ended August 31, 2004, the statement of operations of the Partnership reflects net earnings of $63,025, which includes equity in income of operating partnerships of $163,342. The Operating Partnerships reported net income during the six months ended June 30, 2004 of $164,992, inclusive of depreciation and amortization expense of $791,672. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2004 of approximately $205,000, which includes required deposits to the principal reserve under the mortgages (approximately $215,000), deposits to required escrows (approximately $57,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $180,000) and planned capital improvements (approximately $435,000, of which approximately $300,000 was capitalized). The Operating Partnerships' interest expense for the six months ended June 30, 2004 was comparable to the six months ended June 30, 2003. The average interest rates on the low floater bonds for the six months ended June 30, 2004 were 1.08% for the tax exempt bonds and 1.23% for the taxable bonds. Despite the continued favorable interest rates in 2004, the Operating Partnerships' net income declined as a result of a reduction in rents and planned capital expenditures. The average occupancy for the six months ended June 30, 2004 was approximately 96.2%.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

For the six months ended August 31, 2003, the statement of operations of the Partnership reflects net earnings of $149,926, which includes equity in income of operating partnerships of $238,663. The Operating Partnerships reported net earnings during the six months ended June 30, 2003 of $241,074, inclusive of depreciation and amortization expense of $774,337. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2003 of approximately $598,000, which includes required deposits to the principal reserve under the mortgages (approximately $196,000) and deposits to required escrows (approximately $38,000). The Operating Partnerships' results of operations for the six months ended June 30, 2003 reflect a significant reduction in interest expense compared to the six months ended June 30, 2002 due to a decline in the average low floater interest rates. Despite the lower interest expense in 2003, the Operating Partnerships' net income declined as a result of a reduction in rents and certain planned expenditures. The average interest rates on the low floater bonds for the six months ended June 30, 2003 were 1.14% for the tax exempt bonds and 1.36% for the taxable bonds. The average occupancy for the six months ended June 30, 2003 was approximately 94.5%.

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

Item 4.  Controls and Procedures

As of August 31, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of August 31, 2004 and (ii) no changes occurred during the quarter ended August 31, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

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

         b. Reports on Form 8-K

            None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                 August 31, 2004



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


                                 WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                 By: Wilder Richman Historic Corporation
                                     General Partner


Dated:  October 20, 2004         /s/ Richard Paul Richman
                                 -------------------------------
                                 Richard Paul Richman
                                 Chief Executive Officer


Dated:  October 20, 2004         /s/ Neal Ludeke
                                 -------------------------------
                                 Neal Ludeke
                                 Chief Financial Officer