Form 10-Q
period 2004-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2005-01-18
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                         Commission file number 0-17793

                   Wilder Richman Historic Properties II, L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              13-3481443
-------------------------------                          -----------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

        599 W. Putnam Avenue
       Greenwich, Connecticut                                       06830
----------------------------------------                          --------
(Address of principal executive offices)                          Zip Code

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  |X|     No  |_|


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|     No  |X|

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                         Part I - Financial Information

Table of Contents

Item 1. Financial Statements                                                       Page
                                                                                   ----

        Balance Sheets as of November 30, 2004 (Unaudited) and February 29, 2004    3

        Statements of Operations for the three and nine month periods
          ended November 30, 2004 and 2003 (Unaudited)                              4

        Statements of Cash Flows for the nine months ended
          November 30, 2004 and 2003 (Unaudited)                                    5

        Notes to Financial Statements as of November 30, 2004 (Unaudited)           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations9

Item 3. Quantitative and Qualitative Disclosure about Market Risk                  11

Item 4. Controls and Procedures                                                    11

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                                 BALANCE SHEETS

                                                    November 30,    February 29,
                                                       2004            2004
                                                    -----------     -----------
ASSETS                                              (unaudited)

Cash and cash equivalents                           $   844,646     $    14,982
Investment in operating partnerships
                                                        951,425       1,649,646
Other assets                                             11,629          11,181
                                                    -----------     -----------

                                                    $ 1,807,700     $ 1,675,809
                                                    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Other liabilities                                   $    21,355     $   121,750
Accrued State of New Jersey filing fee                   28,050          56,100
Due to related parties                                  263,314         245,239
                                                    -----------     -----------

                                                        312,719         423,089
                                                    -----------     -----------

Partners' equity (deficit)

General partner                                        (141,721)       (144,143)
Limited partner                                       1,636,701       1,396,863
                                                    -----------     -----------
                                                      1,494,980       1,252,720
                                                    -----------     -----------
                                                    $ 1,807,700     $ 1,675,809
                                                    ===========     ===========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months        Nine Months         Three Months         Nine Months
                                                    Ended               Ended               Ended                Ended
                                               November 30, 2004   November 30, 2004   November 30, 2003    November 30, 2003
                                               -----------------   -----------------   -----------------    -----------------
REVENUES

Interest                                           $     214            $     423          $     167            $     853
                                                   ---------            ---------          ---------            ---------


EXPENSES

Operating                                             31,365               75,791              9,415               42,738
State of New Jersey filing fee                        28,050               84,150             28,050               84,150
                                                   ---------            ---------          ---------            ---------

TOTAL EXPENSES                                        59,415              159,941             37,465              126,888
                                                   ---------            ---------          ---------            ---------

Loss from operations                                 (59,201)            (159,518)           (37,298)            (126,035)

Equity in income of operating partnerships           238,436              401,779             83,839              322,502
                                                   ---------            ---------          ---------            ---------

NET EARNINGS                                       $ 179,235            $ 242,261          $  46,541            $ 196,467
                                                   =========            =========          =========            =========

NET EARNINGS PER UNIT OF LIMITED
PARTNERSHIP INTEREST                               $  221.80            $  299.80          $   57.57            $  243.10
                                                   =========            =========          =========            =========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                            2004              2003
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                            $   242,261       $   196,467
Adjustment to reconcile net earnings to net cash used in operating activities
     Equity in income of operating partnership                             (401,779)         (322,502)
     Increase in other assets                                                  (449)
     Decrease in accrued State of New Jersey filing fee                     (28,050)          (84,150)
     Increase (decrease) in other liabilities                              (100,394)            9,375
     Increase in due to related parties                                      18,075            18,870
                                                                        -----------       -----------

Net cash used in operating activities                                      (270,336)         (181,940)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions from operating partnerships                                 1,100,000         1,239,180
                                                                        -----------       -----------

Net cash provided by investing activities                                 1,100,000         1,239,180
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited partners                                                           (1,060,000)
Distribution to general partner                                                               (10,880)
                                                                                          -----------
Net cash used in financing activities                                                      (1,070,880)
                                                                                          -----------

Net increase/(decrease) in cash and cash equivalents                        829,664           (13,640)

Cash and cash equivalents at beginning of period                             14,982            85,169
                                                                        -----------       -----------

Cash and cash equivalents at end of period                              $   844,646       $    71,529
                                                                        ===========       ===========

                       See notes to financial statements.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (Unaudited)

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

      The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

      Certain prior period amounts in the combined statement of operations of the Partnerships (see Note 2) have been reclassified to conform to the current period presentation.

2. The investment in Operating Partnerships as of November 30, 2004 and February 29, 2004 are as follows:

      Amount paid to investee through February 29, 2004                      $ 16,388,000

      Accumulated cash distributions from Operating Partnerships
        through February 29, 2004                                              (3,180,441)

      Equity in accumulated loss of Operating Partnerships through
        February 29, 2004                                                     (11,557,913)
                                                                             ------------

      Balance, February 29, 2004                                                1,649,646

      Cash distribution from Operating Partnerships for the nine months
        ended November 30, 2004                                                (1,100,000)

      Equity in income of operating partnerships for the nine months
        ended November 30, 2004                                                   401,779
                                                                             ------------
      Balance, November 30, 2004                                             $    951,425
                                                                             ============

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2004
                                   (Unaudited)

Note 2 - continued

The combined balance sheets of the Operating Partnerships as of September 30, 2004 and December 31, 2003 are as follows:

                                                              September 30,     December 31,
                                                                 2004             2003
                                                              -----------      -----------
ASSETS

Land                                                          $ 1,150,473      $ 1,150,473

Buildings and equipment (net of accumulated depreciation
    of $20,959,072 and $19,793,840)                            35,135,463       35,641,694
Cash and cash equivalents                                       6,755,538        6,788,271
Deferred costs                                                    764,764          787,039
Mortgage escrow deposits                                        2,987,165        2,456,607
Tenant security deposits                                          709,868          711,493
Other assets                                                      117,814           35,234
                                                              -----------      -----------
                                                              $47,621,085      $47,570,811
                                                              ===========      ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgages payable                                             $28,600,000      $28,600,000

Accounts payable and accrued expenses
                                                                   61,844          318,182
Accrued interest                                                   48,184           13,754
Tenant security deposits payable                                  711,493          711,493
Due to general partner and affiliates                           1,751,866        1,685,854
                                                              -----------      -----------

                                                               31,173,387       31,329,283
                                                              -----------      -----------
Partners' equity

General partner                                                14,596,273       14,591,882
Limited partner                                                 1,851,425        1,649,646
                                                              -----------      -----------

                                                               16,447,698       16,241,528
                                                              -----------      -----------

                                                              $47,621,085      $47,570,811
                                                              ===========      ===========

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                NOVEMBER 30, 2004
                                   (Unaudited)

Note 2 - Continued

The combined unaudited statements of operations of the Operating Partnerships for the nine months ended September 30, 2004 and 2003 are as follows:

                                                    2004            2003
                                                 ----------      ----------
REVENUE

Rent                                             $5,096,231      $5,204,564
                                                 ----------      ----------
                                                  5,096,231       5,204,564
                                                 ----------      ----------

EXPENSES

Administrative                                      561,011         614,878
Operating                                         2,248,938       2,461,463
Management fees                                     204,787         232,292
Financial                                           488,152         408,665
Depreciation and amortization                     1,187,506       1,161,506
                                                 ----------      ----------

                                                  4,690,394       4,878,804
                                                 ----------      ----------

NET EARNINGS                                     $  405,837      $  325,760
                                                 ==========      ==========

NET EARNINGS ALLOCATED TO

Wilder Richman Historic Properties II, L.P.      $  401,779      $  322,502
General Partner                                       4,058           3,258
                                                 ----------      ----------
                                                 $  405,837      $  325,760
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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Material Changes in Financial Condition

As of November 30, 2004, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 29, 2004, with the exception of the investment in the Operating Partnerships resulting from the equity in income of operating partnerships for the nine months ended September 30, 2004, net of distributions received in the amount of $1,100,000.

Liquidity and Capital Resources

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

Although the Property is reporting cash flow for the nine months ended September 30, 2004 (see Results of Operations, below), cash flow has decreased over recent periods as a result of local market conditions and costs incurred in connection with capital improvements to the Property. The Operating Partnerships' cash and cash equivalents as of September 30, 2004 have decreased by approximately $33,000 compared to December 31, 2003 primarily as a result of distributions to Registrant of $200,000 through September 30, 2004 (and $1,100,000 through November 30, 2004, the "2004 Distributions") and a decrease in accounts payable and accrued expenses of approximately $256,000. The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, is approximately $889,000 as of September 30, 2004. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,613,000 as of September 30, 2004. The pledged cap escrow balance, which is controlled by the lender for the purpose of purchasing a cap in connection with the variable rate debt, is approximately $141,000 as of September 30, 2004. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Registrant is utilizing the 2004 Distributions to cover its operating expenses and to make a distribution to Unit Holders in the amount of approximately $600,000 (which distribution was made in December 2004 and is therefore not reflected in the accompanying financial statements).

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. As a result of the Refinancing, significant capital improvements have been completed. The improvements that were contemplated as part of the Refinancing include roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address currently and over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating Partnerships incurred costs of approximately $1,000,000 in 2004 for capital improvements (slightly less than $700,000 for the nine month period ended September 30, 2004), including structural work on the pump house building, roof and balcony repairs and steel restoration; the Operating General Partner is in the process of finalizing a capital improvements budget for 2005 which is expected to range between $2 million to $3 million. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances,

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

replacements of doors and windows, structural work on the pump house building and roof. Management has implemented rental reductions and concessions over the past two years in order to maintain its position in the market, which has adversely affected cash flow; such impact has been partially offset by favorable changes in the low floater mortgage interest rates, but would be exacerbated by an increase in the low floater interest rates. Depending on market conditions, rents may need to be further adjusted.

During 2002, the Partnership agreed with the Operating General Partner to hire a national brokerage and marketing firm to privately solicit offers from major apartment owners to purchase the Property (on a confidential basis) in order to determine the current market value of the Property. Two of those solicitations resulted in initial non-binding offers to purchase the Property.

Under the terms of the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. Accordingly, on July 1, 2003, the Partnership presented proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Unit Holders holding 48% of the outstanding Units voted in favor of the proposed sale. Subsequent to initiating the proxy, at least two tender offers to purchase the Units provided Unit Holders an opportunity to sell Units at prices equal to or above the net sales proceeds estimated in the proxy materials. The General Partner remarketed the Property and two offers were received. The new offers were made by the previous bidders for the property, and their bids were identical to their previous offers. According to the broker, although the net operating income had declined since the prior marketing, the offering prices remained at the same level because of a substantial decline in the capitalization rate in the last two years, thereby offsetting the effect of the decline in net operating income. It is estimated that the amount that would be available for distribution to the Limited Partners from a sale at the offering prices, updated to reflect recent Balance Sheet information, would be approximately $9,600 to $10,800 per Unit.

Since the offers received were no higher than the offers produced by the previous marketing, and since a significant number of Unit holders who wished to liquidate their holdings have sold their Units in one of the recent tender offers (which offered prices up to $13,500 per Unit), the General Partner does not intend to pursue another vote among the Limited Partners as to whether to sell the Property at this time. The General Partner intends to continue to observe market conditions and may consider possible opportunities to market the Property again in the future.

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

Results of Operations

For the nine months ended November 30, 2004, the statement of operations of the Partnership reflects net earnings of $242,261, which includes equity in income of operating partnerships of $401,779. The Operating Partnerships reported net income during the nine months ended September 30, 2004 of $405,837, inclusive of depreciation and amortization expense of $1,187,506. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2004 of approximately $438,000, which includes required deposits to the principal reserve under the mortgages (approximately $325,000), deposits to required escrows (approximately $58,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $270,000) and planned capital improvements (approximately $690,000, of which approximately $659,000 was capitalized). The Operating Partnerships utilized replacement reserves of approximately $208,000 in connection with the capital improvements. The Operating Partnerships' interest expense for the nine months ended September 30, 2004 was comparable to the nine months ended September 30, 2003. The average interest rates on the low floater bonds for the nine months ended September 30, 2004 were approximately 1.08% for the tax exempt bonds and approximately 1.23% for the taxable bonds. Despite the continued favorable interest rates in 2004, the Operating Partnerships' cash flow declined compared to the nine months ended September 30, 2003, as a result of a reduction in rents and planned capital expenditures. The average occupancy for the nine months ended September 30, 2004 was approximately 95.8%.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

For the nine months ended November 30, 2003, the statement of operations of the Partnership reflects net earnings of $196,467, which includes equity in income of operating partnerships of $322,502. The Operating Partnerships reported net earnings during the nine months ended September 30, 2003 of $325,760, inclusive of depreciation and amortization expense of $1,161,506. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2003 of approximately $828,000, which includes required deposits to the principal reserve under the mortgages (approximately $298,000) and deposits to required escrows (approximately $58,000). The Operating Partnerships' results of operations for the nine months ended September 30, 2003 reflect a significant reduction in interest expense compared to the nine months ended September 30, 2002 due to a decline in the average low floater interest rates. Despite the lower interest expense in 2003, the Operating Partnerships' net income declined as a result of a reduction in rents and certain planned expenditures. The average interest rates on the low floater bonds for the nine months ended September 30, 2003 were 1.03% for the tax exempt bonds and 1.28% for the taxable bonds. The average occupancy for the nine months ended September 30, 2003 was approximately 94.5%.

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

Item 4. Controls and Procedures

As of November 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of November 30, 2004 and (ii) no changes occurred during the quarter ended November 30, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                           Part II - Other Information

Item 1. Legal Proceedings

      Registrant is not aware of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

b.    Reports on Form 8-K

                  None

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                November 30, 2004

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

                                        WILDER RICHMAN HISTORIC
                                          PROPERTIES II, L.P.

                                        By: Wilder Richman Historic Corporation
                                             General Partner

Dated: January 14, 2005                 /s/   Richard Paul Richman
                                        ----------------------------------------
                                        Richard Paul Richman
                                        Chief Executive Officer

Dated: January 14, 2005                 /s/   Neal Ludeke
                                        ----------------------------------------
                                        Neal Ludeke
                                        Chief Financial Officer