Form 10-Q/A
period 2004-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2005-06-10
CIK 827830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _________________________

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


                         Commission file number 0-17793


                   Wilder Richman Historic Properties II, L.P.
             (Exact name of Registrant as specified in its charter)


         Delaware                                         13-3481443
         --------                                         ----------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)

        340 Pemberwick Road
       Greenwich, Connecticut                               06831
       ----------------------                               -----
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

Yes          No  X
               -----

      This Amendment No. 1 on Form 10-Q/A is being filed with respect to the Quarterly Report on Form 10-Q of Wilder Richman Historic Properties II, L.P. for the quarter period ended November 30, 2004, filed with the Securities and Exchange Commission on January 18, 2005.

      Due to the resignation of the Registrant's principal independent accountant as described in Registrant's Report on Form 8-K filed on April 22, 2005, the financial statements for the three-month period ending November 30, 2004 were not reviewed in accordance with Article 10-01(d) of Regulation S-X under the Securities Exchange Act of 1934. The Registrant is in the process of arranging for the review of these financial statements by its new independent accountants. The Registrant expects the review to be completed no later than June 15, 2005. Following this review, the Registrant will further amend the Form 10-Q to disclose completion of the review.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     By: Wilder Richman Historic Corporation
                                         General Partner

Date:  June 10, 2005                 /s/ Richard Paul Richman
                                     ----------------------------------------
                                     Richard Paul Richman
                                     President and Chief Executive Officer

Date:  June 10, 2005                 /s/ Neal Ludeke
                                     ----------------------------------------
                                     Neal Ludeke
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                Filed
Number               Exhibit Description                              Herewith
------               -------------------                              --------

 31.01    Rule 13a-14(a)/15d-14(a) Certification of Chief                |X|
          Executive Officer

 31.02    Rule 13a-14(a)/15d-14(a) Certification of Chief                |X|
          Financial Officer