Form 10-K
period 2005-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2005-11-28
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year Ended February 28, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______ to ______.

                                     0-17793
                            ------------------------
                            (Commission File Number)

                  WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
      --------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

         Delaware                                         13-3481443
  -----------------------                         ----------------------------
  (State or other (I.R.S.                         Employer Identification No.)
jurisdiction of organization)


Wilder Richman Historic Corporation
340 Pemberwick Road
Greenwich, Connecticut                                      06831
----------------------------------------            ---------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:         (203) 869-0900
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 21, 2005, Registrant has 800 outstanding units of limited partnership interest.

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

Working Capital Reserves

As of February 28, 2005, Registrant had working capital reserves of approximately $15,000, which were offset by accrued liabilities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a pass through tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investment. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2. Properties

The Complex consists of historic mill buildings built between 1847 and 1932, all of which are certified historic structures that have been converted and substantially rehabilitated into a 433 unit luxury apartment complex that has received financing exempt from Federal income taxation under Internal Revenue Code Section 103(b)(4)(A). As a consequence of this tax exempt financing, the Operating Partnerships are required to rent at least 15% of the dwelling units ("D.U.'s") in the Complex to individuals or families of low or moderate income as determined under such Code Section, currently based on their income not exceeding 80% of the median income for the area as determined by the United States Department of Housing and Urban Development ("HUD"). These income limits are subject to increases pursuant to HUD guidelines. In the Complex, 68 studio and efficiency D.U.'s and 17 one-bedroom D.U.'s are set aside for rental to low or moderate income persons. There are no rent ceilings on those D.U.'s set aside for low or moderate income persons. Because such tax exempt financing consists of bonds sold in 1985, the 80% of median income limit is not required to be adjusted based on family size as would be required under the Tax Reform Act of 1986.

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

As of December 31, 2004 and 2003, the occupancy and rental rates were as follows:

                                December 31, 2004    December 31, 2003
                                -----------------    -----------------
Occupancy rate                         98%                  98%
Monthly Rental Rates:
    Studio                      $   885 - $ 1,095    $   609 - $ 1,095
    One-Bedroom                 $   835 - $ 1,750    $   730 - $ 1,753
    Two-Bedroom                 $ 1,385 - $ 2,195    $ 1,213 - $ 2,195
    Three-Bedroom               $ 1,695 - $ 2,073    $ 1,695 - $ 2,073

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

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of October 1, 2005, there were approximately 370 record holders of Units holding an aggregate of 800 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of the Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions, subject to the discretion of the Operating general Partner. The limited partners received distributions of $600,012 and $1,060,172 for the years ended February 28, 2005 and February 29, 2004, respectively.

Recent Sales of Unregistered Securities

None.

Item 6.     Selected Financial Data

                                                                    Year Ended
                                         -------------------------------------------------------------------
                                         February 28,  February 29,  February 28,  February 28,  February 28,
                                           2005 (a)        2004          2003          2002          2001
                                         -----------   -----------   -----------   -----------   -----------
Total revenues                           $ 6,868,356   $       918   $     2,115   $     4,674   $    11,890

Equity in income of
  investment in operating partnerships   $        --   $   413,727   $   851,780   $   386,617   $    36,081(b)

Net earnings                             $   138,125   $   110,448   $   695,620   $   342,738   $     9,371

Net earnings per unit of limited
  partnership interest                   $       171   $       137   $       861   $       424   $        12

Distributions to limited partners        $   600,012   $ 1,060,172   $        --   $        --   $        --

Distributions per unit of limited
  partnership interest                   $       750   $     1,325   $        --   $        --   $        --

At year end:
  Total assets                           $47,172,799   $ 1,675,809   $ 2,571,508   $ 1,753,515   $ 1,404,776

  Mortgage payable                       $28,600,000

(a) Includes operations and total assets of the Operating Partnerships due to the change in accounting to consolidate the Operating Partnerships effective March 1, 2004.

(b) Includes extraordinary loss of $115,942 in connection with refinancing of mortgages of Operating Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. Registrant's investments are highly illiquid. Registrant is not expected to have access to additional sources of financing and is highly dependent on the Operating Partnerships for distributions out of their cash flow.

The operating results of the Complex for 2004 were positive, but not as favorable as 2003 as a result of capital expenditures undertaken in 2004. As a result of the refinancing of the Operating Partnerships' mortgages in 2002, the Operating Partnerships have generated cash flow. However, the Operating Partnerships' ability to continue to generate cash flow is highly uncertain and will depend upon the level of interest rates of their variable rate mortgage loans and the future operating results of the Complex, which will be extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, the Partnership will receive 100% of any such proceeds available for distribution until the Partnership has received a 7% cumulative preferred distribution pursuant to the terms of the limited partnership agreements of the Operating Partnerships. As of December 31, 2004, the cumulative preferred distribution is approximately $16,920,000.

As disclosed in the Partnership's financial statements, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46(R)"), effective March 1, 2004. Accordingly, the balance sheet as of February 28, 2005 and the statements of operations, partners' equity (deficit) and cash flows for the year then ended are consolidated with that of the Operating Partnerships. Prior to the adoption of FIN 46(R), the financial statements included the assets, liabilities and results of operations that relate to the Partnership.

Although the Property reported cash flow from operations for the year ended December 31, 2004 (see Results of Operations, below), the Operating Partnerships' cash and cash equivalents as of December 31, 2004 decreased by approximately $1,050,000 as compared to December 31, 2003 (primarily as a result of the distributions made to the Partnership and capital expenditures incurred), while accounts payable and accrued expenses increased by approximately $54,000. The Replacement Reserve account, which is controlled by the lender, is approximately $183,000 as of December 31, 2004. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,726,000 as of December 31, 2004. In addition, the Operating Partnerships fund a non-lender required replacement reserve account, which balance is approximately $815,000 as of December 31, 2004. Each of the foregoing reserves and escrows are reflected in the Operating Partnerships' balance sheet under the caption mortgage escrow deposits. Because the Partnership does not have sufficient cash to meet its liabilities, the Operating Partnerships have made distributions to cover the costs incurred by the Partnership in connection with responses to tender offers and filing fees associated with filing the partnership tax return in the State of New Jersey. The Partnership made a distribution to Unit holders during the year in the amount of $600,012.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements in order to remain competitive in the rental market. Over recent years significant capital improvements have been undertaken for the Complex, including roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating Partnerships incurred capital expenditures of approximately $1.3 million in 2004 and the Operating General Partner has budgeted approximately $3 million in 2005 for capital needs, including structural work on the pump house building, elevator cabs, kitchen and bath renovations, new appliances, heating and cooling equipment, steel restoration and windows. The Operating General Partner believes that other improvements, the timing of which may be discretionary but which may be important to remain competitive in the rental market, should be made over time. Management has implemented rental reductions and concessions over the past two years in order to maintain its position in the market, which has adversely affected cash flow; such impact has been partially offset by recent favorable low floater mortgage interest rates, however, such rates are expected to increase. Depending on market conditions, rents may need to be further adjusted.

The Operating General Partner's objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater rates (which are expected to increase) in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. The Operating General Partner intends to take these factors, among others, into account when considering making future distributions.

During 2002, the Operating General Partner engaged a national brokerage and marketing firm to privately solicit offers on a confidential basis from major apartment owners to purchase the Property in order to determine the current market value of the Property. Two of those solicitations resulted in initial non-binding offers to purchase the Property. Under the terms of the Partnership Agreement of the Partnership, a sale of the Property would require the consent of a majority in interest of the Unit Holders. On July 1, 2003, the Partnership presented proxy materials by which Unit Holders were asked to vote as to whether or not they wanted to pursue a sale of the Property. Unit Holders holding 48% of the outstanding Units voted in favor of the proposed sale. Subsequent to initiating the proxy, at least two tender offers to purchase the Units provided Unit Holders an opportunity to sell Units at prices equal to or above the net sales proceeds estimated in the proxy materials.

The Operating General Partner has notified the Partnership that it is in the process of soliciting offers to purchase the Complex through a nationally recognized real estate broker (the "Broker"). The Operating General Partner reported that it was recently solicited with respect to possible condominium conversion of the Property, and that several real estate brokers have remarked that, under current market conditions in the immediate area with respect to condominium conversions, there is potential for a significantly higher purchase price than the offers received in 2002. Accordingly, the Operating General Partner is undertaking to work with the Broker to determine if a more favorable offer can be received. It could take several months before the results of such efforts are known or realized and there can be no assurance that such efforts will result in obtaining a more favorable offer than was received in 2002.

Results of Operations

The Partnership's operating results are dependent upon the operating results of the Operating Partnerships and are significantly impacted by the policies of the Operating Partnerships. As discussed above, Registrant adopted FIN 46(R) as of March 1, 2004. Accordingly, the balance sheet as of February 28, 2005 and the statements of operations, partners' equity (deficit) and cash flows for the year then ended are consolidated with that of the Operating Partnerships. Prior to the adoption of FIN 46(R), the financial statements included the assets, liabilities and results of operations that relate to the Partnership and accounted for its investment in Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to Registrant was recognized to the extent of Registrant's investment balance in each Operating Partnership.

Year Ended February 28, 2005

Although the results of operations were reported on the consolidated method during the year ended February 28, 2005, the revenues and expenses reflected were predominantly that of the Operating Partnerships. The Operating Partnerships reported net income from operations for the year ended December 31, 2004 in the amount of approximately $419,000, inclusive of depreciation and amortization of approximately $1,663,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $393,000 during 2004, which considers payments to the principal reserve fund under the mortgages (approximately $439,000), deposits to the restricted replacement reserve held by the lender (approximately $76,000) , capital expenditures (approximately $1,341,000) and withdrawals of approximately $207,000 from the replacement reserve during 2004. In addition, the Operating Partnerships deposited approximately $355,000 into a non-restrictive replacement reserve which is held by the Operating Partnerships. Although interest expense increased by approximately $60,000 as compared to the year ended December 31, 2003, the Operating Partnerships' results of operations for the year ended December 31, 2004 benefited significantly from the low floater mortgages. The interest rates on the low floater mortgages began January 2004 at 1.06% and 1.11%, respectively, and ended the year at 1.58% and 2.09%, respectively. The average interest rates for the year were approximately 1.18% and 1.40%, respectively. The Partnership's operating expenses continued to be higher than in past years as a result of professional fees incurred in connection with responses to tender offers and filing fees associated with filing the partnership tax return in the State of New Jersey.

Although the results of operations have continued to generate cash flow (primarily due to favorable interest rates), management continues to examine methods to maintain occupancy rates by adjusting rental rates (including providing rental concessions) and by closely managing operating costs. As of December 31, 2004, the occupancy rate was approximately 98%. The future operating results of the Complex will be extremely dependent on market, the regional economy and the low floater interest rates (which were higher than 2003 but still very favorable in 2004), and therefore may be subject to significant volatility. There can be no assurance that the Operating Partnerships will continue to generate cash flow at the level reported in 2004.

Year Ended February 29, 2004

During the year ended February 29, 2004, the Partnership earned interest of approximately $900. The Partnership's operating expenses were higher compared to the year ended February 28, 2003 primarily as a result of legal costs (discussed above).

The Operating Partnerships reported net income from operations for the year ended December 31, 2003 in the amount of approximately $418,000, inclusive of depreciation and amortization of approximately $1,583,000. The Operating
Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,046,000 during 2003, which considers payments to the principal reserve fund under the mortgages (approximately $402,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $472,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $39,000). In addition, the Operating Partnerships deposited approximately $355,000 into a separate replacement reserve which is held by the Operating Partnerships. The Operating Partnerships' results of operations for the year ended December 31, 2003 were significantly enhanced by the low floater mortgages, as interest expense declined by approximately $88,000 as compared to the year ended December 31, 2002. The interest rates on the low floater mortgages began January 2003 at 1.10% and 1.39%, respectively, and ended the year at 1.06% and 1.11%, respectively. The average interest rates for the year were approximately 1.03% and 1.24%, respectively. The Operating Partnerships utilized approximately $72,000 from the replacement reserve during 2003. As of December 31, 2003, the occupancy rate was approximately 98%.

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

The Operating Partnerships reported net income from operations for the year ended December 31, 2002 in the amount of approximately $966,000, inclusive of depreciation and amortization of approximately $1,549,000. The Operating
Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,598,000 during 2002, which considers payments to the principal reserve fund under the mortgages (approximately $367,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $555,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $34,000). The Operating Partnerships' results of operations for the year ended December 31, 2002 were significantly enhanced by the low floater mortgages, as interest expense declined by approximately $359,000 as compared to the year ended December 31, 2001. The interest rates on the low floater mortgages began January 2002 at 1.24% and 2.14%, respectively, and ended the year at 1.15% and 1.42%, respectively. The average interest rates for the year were approximately 1.27% and 1.86%, respectively. The Operating Partnerships utilized approximately $115,000 from the replacement reserve during 2002. As of December 31, 2002, the occupancy rate was approximately 98%.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's results of operations, except as discussed below under Quantitative and Qualitative Disclosures About Market Risk.

Contractual Obligations

In connection with the tax exempt financing of the Operating Partnerships, the Complex is required to rent at least 15% of the D.U.'s in the Complex to individuals or families of low or moderate income as determined under such Code Section, currently based on their income not exceeding 80% of the median income for the area as determined by the United States Department of Housing and Urban Development ("HUD").

As of February 28, 2005 and December 31, 2004, Registrant and the Operating Partnerships have the following contractual commitments:

Payments due by period:

                                             Total       < 1 Year      1-3 Years     3-5 Years      > 5 Years
                                          -----------   -----------   -----------   -----------   -----------
Long-term debt:
First mortgage (1)                        $26,435,000   $    34,458   $   889,350   $ 1,021,003   $24,490,189
  Second mortgage (2)                         438,560       438,560            --            --            --

Other Long-term Liabilities:

Advances payable to general Partner (3)     1,479,655            --            --            --     1,479,655
Investor service fees (4)                     499,827       499,827            --            --            --
                                          -----------   -----------   -----------   -----------   -----------
Total                                     $28,853,042   $   972,845   $   889,350   $ 1,021,003   $25,969,844
                                          ===========   ===========   ===========   ===========   ===========


(1) Under the terms of the first mortgage, payments are made to a principal reserve; however, such payments are not credited against the unpaid principal balance of the first mortgage until the date on which bonds in the like amount are redeemed or defeased pursuant to the terms of the indenture. The amounts reflected above consider the payments to the principal reserve.

(2) Pursuant to the terms of the second mortgage, payments are made to a principal reserve; however, such payments are not credited against the unpaid principal balance of the second mortgage until the date on which bonds in the like amount are redeemed or defeased pursuant to the terms of the indenture. The amounts reflected above consider the payments to the principal reserve. The full amount of the second mortgage is scheduled to be paid in full in November 2005.

(3) Advances payable to the Operating General Partner are payable from a sale or refinancing proceeds of the Property. Although the sale of the Property cannot be predicted for any particular period, such amount is presented herein as payable after year five since such amount is not expected to be repaid from operations.

(4) Investor service fees are payable to an affiliate of the General Partner and are considered due within one year.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

There  have  been  no  recent  accounting   pronouncements  that  would  have  a
significant impact on Registrant.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 2 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Registrant has adopted FIN 46(R) effective March 1, 2004. Accordingly, the accounting has changed significantly as the financial statements are now presented as consolidated.

Other Events

Dixon Mill Investor, LLC ("DMI"), an affiliate of the Operating General Partner, filed a tender offer dated December 1, 2004, offering to acquire up to 150 Units of limited partnership interest at $13,000 per Unit, which offer expired on January 7, 2005. The tender offer was filed with the SEC on Schedule TO on December 1, 2004. The offer was amended on January 10, 2005, extending the expiration date to February 4, 2005. Such tender offer resulted in the acquisition of 30 Units; as of October 1, 2005, DMI owns 143 Units, representing approximately 17.9% of the outstanding Units.

Everest Properties II, LLC, DMI and MPF Pacific Gateway, LLC (the "Purchasers") filed a tender offer dated November 14, 2005, offering to acquire all the Units of limited partnership interest at $20,000 per Unit, which offer will expire at 5:00 p.m., Los Angeles time, on December 20, 2005, unless the Purchasers extend the expiration date. The tender offer was filed with the SEC on Schedule TO on November 14, 2005.

Both tender offers are publicly available on www.sec.gov.

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

The financial information required in response to the Item 8 is submitted as part of Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 3, 2004, Registrant was informed that Rosenberg Neuwirth and Kuchner, Certified Public Accounts, P.C. ("RNK") resigned as the Registrant's principal independent accountants. RNK resigned because it became economically infeasible for RNK to service one public company. During Registrant's fiscal years ended February 29 2004 and February 28, 2003, and the subsequent interim period through December 1, 2004, there were no disagreements with RNK on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of RNK, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any reportable events as defined under Item 304 (a) (1) (v) of Regulation S-K during such period. Effective as of April 13, 2005, Registrant engaged the firm of Reznick Group, P.C. as its independent accountants.

Item 9a. Controls and Procedures

As of February 28, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of February 28, 2005, and (ii) no changes occurred during the quarter ended February 28, 2005, that materially affected, or are reasonably likely to materially affect, such internal controls.

Item 9b. Other Information

Pursuant to oral communications with the SEC, it has been requested that Registrant amend its Form 10-Q as of and for the period ended November 30, 2004 to reflect Registrant's adoption of FIN 46(R) and thereby consolidate the accounts and activities of the Operating Partnerships with those of Registrant. In addition, the Forms 10-Q as of and for the periods ended May 31, 2005 and August 31, 2005 will include a restatement of the 2004 amounts to reflect the adoption of FIN 46(R) effective March 1, 2004.

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

The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

Name                    Age    Office
----                    ---    ------

Richard Paul Richman     57    President and Director

Robert H. Wilder, Jr.    59    Vice President, Assistant Secretary and Director

Neal Ludeke              47    Treasurer

Richard Paul Richman, age 57, is President and a Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and/or Chairman and a stockholder of The Richman Group, Inc. ("Richman Group"). In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr., age 59, is Vice President, Assistant Secretary and a Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

Neal Ludeke, age 47, is the Treasurer of WRHC. Mr. Ludeke, employed by Richman Group since November 1986, is the Treasurer of Richman Group and is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the WRHC. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Registrant is not aware of any family relationship between any directors and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers noted herein Item 10.

The audit committee of the Registrant consists of Mr. Richman, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of WRHC. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Directors of WRHC has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831,
Attention: Secretary.

Item 11. Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 2005 or during the two prior fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DMI, having the address of 350 Veterans Boulevard, Rutherford, New Jersey 07070, owns 143 Units, representing approximately 17.9% of the outstanding Units of limited partnership interest.

Affiliates of Everest Properties, Inc., having the address of 199 S. Robles Avenue, Suite 200, Pasadena, California 91101, are the owners of approximately 215 Units, representing approximately 26.9% of the outstanding units of limited partnership interest.

As of October 1, 2005,  no person or entity other than those  identified  herein
Item 12 was known by Registrant to be the beneficial owner of more than 5% of the Units.

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

WRMC, Inc. ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned $103,322 and received management fees of $105,564 in calendar 2004.

Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $95,714 in fiscal 2005 for its performance in connection with investor services for the Partnership and the Operating Partnerships and received payment of $60,000.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 2005 and February 29, 2004.

Item 14. Principal Accountant Fees and Services

The audit fees for Registrant for the years ended February 28, 2005 and February 29, 2004 were $25,000 and $10,000, respectively, while the tax fees for Partnership for the years ended February 28, 2005 and February 29, 2004 were $0 and $4,500, respectively. The audit committee approved all fiscal 2005 and fiscal 2004 accounting fees. The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee. Such pre-approval may be given by the chairman of the audit committee under certain circumstances, with notice to the full audit committee at its next meeting.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (1)   Financial Statements

            (i) The list of Financial Statements of Registrant appears on page F-1.

            (ii) The list of Financial Statements of the Operating Partnerships appears on page F-15.

      (2)   Financial Statement Schedules

            None

      (3)   Exhibits

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

            (10U) Default Avoiding Loan Agreement; ***

            (10V) Management Agreement; ***

            (10W) Chase Note; ***

            (10X) Letter of Intent to Reinstate and Modify the Mortgages; ****

            (21) Dixon Mills Associates Combined Audited Financial Statements for the Years Ended December 31, 2003, 2002 and 2001 and Independent Auditors' Report;

           (31.1) Rule  13a-14(a)/15d-14(a)  Certification  of Chief  Executive
                  Officer;

           (31.2) Rule  13a-14(a)/15d-14(a)  Certification  of Chief  Financial
                  Officer;

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

****  Incorporated by Reference to Proxy dated March 23, 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 25th day of November 2005.

                               WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

            By: Wilder Richman Historic Corporation, General Partner

                By:    /s/Richard Paul Richman
                       ----------------------------------------------
                       Richard Paul Richman - Chief Executive Officer

                By:    /s/Neal Ludeke
                       ----------------------------------------------
                       Neal Ludeke - Chief Financial Officer

                      CONSOLIDATED FINANCIAL STATEMENTS AND

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSISIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                                                         Page
-----------------                                                         ----

Report of Independent Registered Public Accounting Firm                    F-2

Report of Independent Registered Public Accounting Firm                    F-3

Consolidated Financial Statements

   Consolidated Balance Sheets                                             F-4

   Consolidated Statements of Operations                                   F-5

   Consolidated Statements of Partners' Equity (Deficit)                   F-6

   Consolidated Statements of Cash Flows                                   F-7

   Notes to Consolidated Financial Statements                              F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Wilder Richman Historic Properties II, L.P.

We have audited the accompanying consolidated balance sheet of Wilder Richman Historic Properties II, L.P. and Subsidiaries as of February 28, 2005, and the related consolidated statement of operations, partners' equity (deficit) and cash flows for the year ended February 28, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilder Richman Historic II, L.P. and Subsidiaries as of February 28, 2005, and the consolidated results of its operations and its cash flows for the year ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method of accounting for its investment in Operating Partnerships effective March 1, 2004 with the adoption of Financial Accounting Standards Board Interpretation No. 46 (revised).

/s/ Reznick Group, P.C.

Bethesda, Maryland
November 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

April 28, 2004
New York, New York

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                February 28,    February 29,
        ASSETS                                                      2005            2004
                                                                -----------     -----------
Land                                                            $ 1,150,473     $

Building and improvements, net of accumulated
    depreciation of $21,427,397                                  35,349,870

Cash and cash equivalents                                         5,909,227          14,982

Investment in operating partnerships                                              1,649,646

Deferred costs, net of accumulated amortization of $133,650         757,339

Mortgage escrows and other deposits                               3,285,704

Tenant security deposits                                            687,480

Other assets


                                                                     32,706          11,181
                                                                -----------     -----------

                                                                $47,172,799     $ 1,675,809
                                                                ===========     ===========

        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

    Mortgages payable                                           $28,600,000     $
    Accounts payable and accrued expenses                           440,761         135,951
    Accrued interest payable                                         22,073
    Tenant security deposits payable                                687,480
    State of New Jersey filing fee payable                           56,100          56,100
    Due to related parties                                        1,979,482         231,038
                                                                -----------     -----------
                                                                 31,785,896         423,089
                                                                -----------     -----------

MINORITY INTEREST                                                14,596,070
                                                                 ----------

PARTNERS' EQUITY                                                    790,833       1,252,720
                                                                -----------     -----------

                                                                $47,172,799     $ 1,675,809
                                                                ===========     ===========

                 See notes to consolidated financial statements

           WILDER RICHMAN HISTORIC PROPERTIES II, L.P.AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Year Ended
                                                           ---------------------------------------------
                                                           February 28,     February 29,    February 28,
                                                               2005            2004             2003
                                                           -----------      -----------      -----------
Revenues

   Rent                                                    $ 6,812,091      $                $
                                                           -----------

Expenses

   Administrative                                            1,328,507          167,913           20,902
   Operating                                                 2,873,378
   Management fees - affiliate                                 257,334
   Investor services fees - affiliate                           95,714           24,084           25,173
   Financial                                                   395,654
   Depreciation and amortization                             1,663,256
   State of New Jersey filing fee                              112,200          112,200          112,200
                                                           -----------      -----------      -----------

                                                             6,726,043          304,197          158,275
                                                           -----------      -----------      -----------

                                                                86,048         (304,197)        (158,275)

Interest revenue                                                56,265              918            2,115

Equity in income of operating partnerships                          --          413,727          851,780
                                                           -----------      -----------      -----------

NET INCOME BEFORE MINORITY INTEREST                            142,313          110,448          695,620
                                                           -----------
Minority interest income of operating partnerships              (4,188)
                                                           -----------
NET INCOME                                                 $   138,125      $   110,448      $   695,620
                                                           ===========      ===========      ===========


   Net income allocated to

     Limited partners                                      $   136,744      $   109,344      $   688,664

     General partner                                             1,381            1,104            6,956
                                                           -----------      -----------      -----------

                                                           $   138,125      $   110,448      $   695,620
                                                           ===========      ===========      ===========

   Net income per unit of limited partnership interest     $    170.93      $    136.68      $    860.83
                                                           ===========      ===========      ===========

                 See notes to consolidated financial statements

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
     YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                                      General         Limited
                                                                      Partner         Partners           Total
                                                                    -----------      -----------      -----------
Partners' equity (deficit), February 28, 2002                       $  (141,494)     $ 1,659,027      $ 1,517,533

Net income, year ended February 28,2003                                   6,956          688,664          695,620
                                                                    -----------      -----------      -----------

Partner's equity (deficit), February 28, 2003                          (134,538)       2,347,691        2,213,153

Distributions to partners                                               (10,709)      (1,060,172)      (1,070,881)

Net income, year ended February 29, 2004                                  1,104          109,344          110,448
                                                                    -----------      -----------      -----------

Partner's equity (deficit), February 29, 2004                          (144,143)       1,396,863        1,252,720

Distributions to partners                                                               (600,012)        (600,012)

Net income, year ended February 28, 2005                                  1,381          136,744          138,125
                                                                    -----------      -----------      -----------

Partners' equity (deficit), February 28, 2005                       $  (142,762)     $   933,595      $   790,833
                                                                    ===========      ===========      ===========

Limited partnership units outstanding at
     February 28, 2005, February 29, 2004
     and February 28, 2003                                                                   800
                                                                                     ===========



                 See notes to consolidated financial statements

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended
                                                                 ---------------------------------------------
                                                                 February 28,     February 29,     February 28,
                                                                     2005            2004              2003
                                                                 -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $   138,125      $   110,448      $   695,620
    Adjustment to reconcile net income to net cash
       provided by (used in) operating activities
       Depreciation and amortization                               1,663,256
       Minority interest in income of operating partnerships           4,188

       Equity in income of operating partnerships                                    (413,727)        (851,780)

       Decrease in tenant security deposits                           24,013

       Decrease (increase) in other assets                            13,220               59             (461)
       Increase in accounts payable and accrued expenses                 829          111,750

       Increase in accrued interest payable                            8,319

       Decrease in tenant security deposits payable                  (24,013)

       Increase (decrease) in State of New Jersey filing
        fee payable                                                                   (56,100)         112,200

       Increase in due to related parties                             48,389            9,084           10,173
                                                                 -----------      -----------      -----------

    Net cash provided by (used in) operating activities            1,876,326         (238,486)         (34,248)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in fixed assets                                   (1,341,243)
     Payment to principal reserve fund                              (439,174)

     Increase in mortgage escrows and other deposits                (389,923)

     Net cash of consolidating subsidiaries as of
       beginning  of year                                          6,788,271
     Distribution received                                                          1,239,180
                                                                 -----------      -----------

    Net cash provided by investing activities                      4,617,931        1,239,180
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions paid                                             (600,012)      (1,070,881)
                                                                 -----------      -----------

    Net cash used in financing activities                           (600,012)      (1,070,881)
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      5,894,245          (70,187)         (34,248)

CASH AND CASH EQUIVALENTS, beginning of year                          14,982           85,169          119,417
                                                                 -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                           $ 5,909,227      $    14,982      $    85,169
                                                                 ===========      ===========      ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                          $   387,335      $        --      $        --
                                                                 ===========      ===========      ===========


                 See notes to consolidated financial statements

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

1.    ORGANIZATION

      Wilder Richman Historic Properties II, L.P. (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act on October 15, 1987 to acquire all of the limited partnership interest in Dixon Mill Associates I (Phase One), Limited Partnership ("Dixon Mill I"), Dixon Mill Associates II (Phase Two), Limited Partnership ("Dixon Mill II") and Dixon Mill Associates III (Phase Three), Limited Partnership ("Dixon Mill III") (together herein referred to as the "Operating Partnerships") which, collectively, constructed, rehabilitated and own and operate a 433-unit apartment complex (the "Complex") located in Jersey City, New Jersey. In accordance with the tax exempt financing of the Complex, the Operating Partnerships are required to rent 15% to 20% of the apartment units to individuals of low or moderate income. Wilder Richman Historic Corporation (the "General Partner") is the General Partner of the Partnership. The general partner of the Operating Partnerships is Dixon Venture Corp. ("DVC") (the "Operating General Partner"), which owns 1% of each of the Operating Partnerships.

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

      Through February 29, 2004, the Investments in Operating Partnerships were accounted for under the equity method of accounting. Upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised), Consolidation of Variable Interest Rate Entities ("FIN46 (R)"), as of March 1, 2004 (see Principles of Consolidation below), the Partnership is required to consolidate its financial information with that of the Operating Partnerships. Accordingly, the financial information as of February 28, 2005 and for the year then ended is presented as consolidated.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      All significant inter-partnership balances and transactions have been eliminated in consolidation.

      Investments in Operating Partnerships

      Prior to the adoption of FIN 46(R), the financial statements include the assets, liabilities and results of operations that relate to the Partnership only. The Partnership accounted for its investment in the Operating Partnerships on the equity method of accounting. Under the equity method of accounting, the investment cost was adjusted by the Partnership's share of the Operating Partnerships' results of operations, which are limited to the respective investment balances and by distributions received or accrued. For such periods, the statements of operations include the Partnership's equity in the earnings of the Operating Partnerships on a calendar year basis.

      Fiscal year

      The Partnership's fiscal year for financial reporting purposes ends on the last day in February, while that of the Operating Partnerships ends on December 31. Both the Partnership and the Operating Partnerships have a December 31 year end for tax purposes.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Cash and cash equivalents

      The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

      Accounts receivable and bad debts

      Tenant receivables are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

      Deferred costs

      Deferred costs represent costs incurred in connection with the mortgages (Note 5) and are being amortized over the term of the mortgages using the straight line method.

      Land and buildings

      Land and  buildings  are  recorded at cost.  Depreciation  of buildings is computed on the straight-line method over a 40-year life. Building improvements and furniture and equipment are depreciated over and estimated service life of 5 to 40 years.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

      Rental income

      Rental income is recognized for apartment rentals as they accrue. Rental payments received in advance are deferred until earned. All leases between the Operating Partnerships and tenants of the property are operating leases.

      Concentration of credit risk

      Financial instruments which potentially subject the Partnership and the Operating Partnerships to concentrations of credit risk consist principally of temporary cash investments in high credit quality financial institutions.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income taxes

      No provision for income taxes has been made because all income and losses are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

      Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


3.    INVESTMENTS IN OPERATING PARTNERSHIPS

      The Partnership has determined that the Operating Partnerships are variable interest entities as defined by FIN 46(R) and has concluded that, as the limited partner in such entities, it is the primary beneficiary as defined by FIN 46(R) because it absorbs the majority of the expected income and loss variability (as it is entitled to a preferred return). The Partnership has consolidated the assets and liabilities of the Operating Partnerships in the accompanying consolidated balance sheet as of February 28, 2005 and has recorded their results of operations in the accompanying statement of operations for the year then ended. The debt of the Operating Partnerships is nonrecourse and the Partnership has no obligation in connection with such debt. Upon adoption of FIN 46(R), the Partnership recorded the assets and liabilities of the Operating Partnerships at their historical bases since the Operating Partnerships are under control of the Partnership. Such assets and liabilities are as follows:

      ASSETS

      Land                                                           $ 1,150,473
      Buildings (net of accumulated depreciation of $19,793,840)      35,641,694
      Cash and cash equivalents                                        6,788,271
      Deferred costs                                                     787,039
      Mortgage escrows and other deposits                              2,456,007
      Tenant security deposits                                           711,493
      Other assets                                                        35,234

      LIABILITIES AND MINORITY INTEREST

      Mortgages payable                                              $28,600,000
      Accounts payable and accrued expenses                              318,182
      Accrued interest payable                                            13,754
      Tenants' security deposits payable                                 711,493
      Due to general partner and affiliates                            1,685,854
      Minority interest                                               14,591,882

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

3.    INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

      Prior to March 1, 2004, the Partnership accounted for its investment in the Operating Partnerships under the equity method. Information related to the Partnership's investment in Operating Partnerships for the years ended February 29, 2004 and February 28, 2003 is as follows:

        Balance, March 1, 2002                                  $ 1,623,319
        Equity in income of Operating Partnerships                  851,780
                                                                -----------
        Balance, February 28, 2003                                2,475,099
        Equity in income of Operating Partnerships                  413,727
        Distributions                                            (1,239,180)
                                                                -----------
        Balance, February 29, 2004                              $ 1,649,646
                                                                ===========

      In accordance with the limited partnership agreement of the Operating Partnerships, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Partnership, respectively. Under the equity method of accounting, losses are not allocable to the Partnership if the losses reduce its equity basis below zero. Losses in excess of the Partnership's investment are allocated to the Operating General Partner. Accordingly, the Operating Partnerships did not allocate 99% of the income reported in 2002 to the Partnership due to the non-allocation of previous years' losses in excess of the Partnership's investment.

      The limited partnership agreements of the Operating Partnerships provide that cash flow from operations will be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on their initial capital contributions. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 2004 is $16,920,584. There is no assurance that all or a portion of such amount will be paid, and no amount has been accrued.

      Net cash  proceeds  resulting  from a sale or  refinancing,  to the extent available (after the discharge of debts and obligations of the Partnership, including outstanding loans from partners or affiliates), will be distributed generally as follows:

      - 99% to the Partnership and 1% to the Operating  General  Partner,  until
      the   Partnership   has   received  an  amount   equal  to  its   adjusted
      contributions;

      - 99% to the Partnership and 1% to the Operating General Partner, until the Partnership has received an amount equal to the unpaid cumulative Preference Amount;

      - the balance of adjusted  capital  contributions  of the General Partner;
      and

      - the balance, if any, 75% to the Partnership and 25% to the Operating General Partner.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

3.    INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

      The Operating Partnerships' combined balance sheet as of December 31, 2003, and combined results of operations for the years ended December 31, 2003 and 2002 are presented on pages F-13 and F-14 for informational purposes because the Partnership is presenting consolidated financial statements only for February 28, 2005 and for the year then ended due to the adoption of FIN 46(R) as of March 1, 2004.

      The combined balance sheet of the Operating Partnerships at December 31, 2003 is shown below.

ASSETS

Land                                                           $ 1,150,473
Buildings (net of accumulated depreciation of $19,793,840)      35,641,694
Cash and cash equivalents                                        6,788,271
Deferred costs                                                     787,039
Mortgage escrow deposits                                         2,456,007
Tenant security deposits                                           711,493
Other assets                                                        35,234
                                                               -----------
                                                               $47,570,811
                                                               ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Mortgage payable                                               $28,600,000
Accounts payable and accrued expenses                              318,182
Accrued interest payable                                            13,754
Tenants' security deposits payable                                 711,493
Due to general partner and affiliates                            1,685,854
                                                               -----------
                                                                31,329,283
                                                               -----------
PARTNER'S EQUITY                                                16,241,528
                                                               -----------
                                                               $47,570,811
                                                               ===========

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


3.    INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

      The combined statements of operations of the Operating Partnerships for the years ended December 31, 2003 and 2002 are as follows:

                                                  Year Ended December 31,
                                                -------------------------
                                                   2003           2002
                                                ----------     ----------
Revenues:

   Rent                                         $6,876,152     $7,187,352
                                                ----------     ----------


                                                 6,876,152      7,187,352
                                                ----------     ----------
Expenses:

   Administrative                                1,325,315      1,327,299
   Operating                                     2,985,769      2,676,074
   Management Fees                                 275,046        297,684
   Financial                                       335,062        423,231
   Depreciation and amortization                 1,583,341      1,548,674
                                                ----------     ----------

                                                 6,504,533      6,272,962
                                                ----------     ----------

                                                   371,619        914,390

Interest revenue                                    46,287         52,049
                                                ----------     ----------

NET INCOME                                      $  417,906     $  966,439
                                                ==========     ==========

Net income allocated to Wilder Richman
Historic Properties II, L.P.                    $  413,727     $  851,780
                                                ==========     ==========


Net income allocated to Dixon Venture Corp.     $    4,179     $  114,659
                                                ==========     ==========

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

4.    RELATED PARTY TRANSACTIONS

      DVC has complete authority, management and control of the Operating Partnerships. The Operating Partnerships, in the normal course of business, have transactions with related parties. Due to general partner and affiliates in the accompanying balance sheets is comprised of the following items as of February 28, 2005 and February 29, 2004:

                                                  2005             2004
                                               -----------      ----------
          Due to (from):

            Morris Realty                      $    (5,259)     $
            DVC                                  1,484,914
            Richman Asset Management, Inc.         499,827         231,038
                                               -----------      ----------
                                               $ 1,979,482      $  231,038
                                               ===========      ==========

      The Operating Partnerships incurred property management fees to WRMC, Inc., an affiliate of the Partnership, in the amount of $103,222 in 2004. In addition, property management fees of $154,112 were incurred in 2004 to Morris Property Management, an affiliate of the Operating General Partner.

      Richman Asset Management, Inc. ("RAM"), an affiliate of the Partnership, provides investor services at a fee which is based upon a base amount of $60,000 in 1992 and is subject to adjustment annually thereafter based on changes in the Operating Partnerships' rental revenue (the "Investor Services Fees"). The Investor Services Fees are incurred $15,000 by the Partnership and each of the Operating Partnerships. Total Investor Services Fees incurred for 2005, 2004 and 2003 as reflected in the accompanying statements of operations were of $95,714, $24,084 and $25,173, respectively. As of February 28, 2005 and February 29, 2004, due to related parties includes $499,827 and $231,038, respectively, of Investor Services Fees.

      Pursuant to the terms of the partnership agreements, the Operating General Partner (Dixon Venture Corp., "DVC") is entitled to interest on Operating Deficit Loans and voluntary loans made subsequent to the issuance of the Fannie Mae pass-through certificates (which occurred in February 1991). Interest on such advances accrues at 1% above the JP Morgan Chase prime rate (6% at December 31, 2004). The Operating Partnerships incurred interest of $45,664 for 2004. The amount payable to DVC is $1,484,914 (including accrued interest of $570,557) as of December 31, 2004.

5.    MORTGAGES PAYABLE

      On May 1, 2000, the Jersey City Redevelopment Agency (Agency) provided mortgage financing for the Operating Partnerships in the amount of $28,600,000 for a term of 30 years through the issuance of (a) variable-rate-tax-exempt bonds in the amount of $26,435,000 maturing on May 15, 2030 and (b) variable-rate taxable bonds in the amount of $2,165,000 maturing on November 15, 2005, which are secured by the property. The Operating Partnerships have purchased an interest rate cap which would limit the interest rates to 6.97% for five years on the tax-exempt portion maturing on May 15, 2005 and 9.15% for five and one-half years on the taxable portion, maturing November 15, 2005.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

5.    MORTGAGES PAYABLE (CONTINUED)

      The Operating Partnerships are required to fund an escrow (in the amount of $3,470 per month) (the Pledged Cap Account) in connection with the purchase of another interest rate cap in 2005. Monthly payments are made into a principal reserve fund for the purpose of providing funds for retirement of the bonds issued by the Agency. As of December 31, 2004, the balance of the principal reserve fund is $1,726,473. The bonds will be retired from funds in the reserve fund at which time the mortgage balance will be reduced accordingly. Monthly payments into the replacement reserve account are required in the amount of $6,326. The Partnership purchased an interest rate cap on May 1, 2005 in the amount of $140,000. The rate cap covers the period May 15, 2005 through May 15, 2010 at a rate of 5%.

      At December 31, 2004 the scheduled principal reserve fund payments are as follows:

                 2005                                          $   473,018
                 2006                                              429,334
                 2007                                              460,016
                 2008                                              492,890
                 2009                                              528,113
              Thereafter                                        24,490,156
                                                               -----------

                                                               $26,873,527

      The carrying amount of the mortgages approximates fair value.

      Restricted funds held in deposit as of December 31, 2004 are as follows:

         Mortgage escrows:

             Principal reserve fund                      $1,726,473

             Replacement reserve                            183,384
             Tax and insurance escrow                       412,165
             ----------
              Subtotal
                                                         ----------
              Subtotal                                    2,470,278

         Additional replacement reserve
           not held by lender                               815,426
                                                         ----------

                                                         $3,285,704
                                                         ==========

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

6.    PARTNERS' EQUITY

      In accordance with the terms of the partnership agreement, the General Partner, the special limited partner and the investor limited partners were allocated 1%, .01% and 98.99%, respectively, of income and losses.

      Distributions

      Cash flow of the Partnership available annually for distribution after payment of Partnership expenses will be distributed 98.99% to the investor limited partners, .01% to the special limited partner and 1% to the General Partner.

      Net cash proceeds resulting from a sale or refinancing by the Operating Partnerships, to the extent available (after the discharge of debts and obligations of the Operating Partnerships and the Partnership, including outstanding loans from partners or affiliates), will be distributed generally as follows:

      - 98.99% to the investor limited partners, .01% to the special limited partner and 1% to the General Partner, until the investor limited partners have received an amount equal to their adjusted contributions;

      - 98.99% to the investor limited partners, .01% to the special limited partner and 1% to the General Partner, until the investor limited partners have received an amount equal to the accrued cumulative, non-compounded rate of 7% per annum (see preferred return below).

      - The balance of adjusted capital contributions of the General Partner and special limited partner, and

      - The balance, if any, 97.99% to the investor limited partners, .01% to the special limited partner and 2% to the General Partner.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

7.    TAXABLE LOSS

      A reconciliation of the financial statement net income of the Partnership for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 to the net loss as shown on the tax returns for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                     Year Ended December 31,
                                                           ---------------------------------------------
                                                               2004             2003            2002
                                                           -----------      -----------      -----------
     Financial statement earnings for the years ended
        February 28, 2005, February 29, 2004 and
        February 28, 2003                                  $   138,125      $   110,448      $   695,620

     Interest income and other transactions due
        to timing differences  resulting
        from different fiscal year ends for
        tax purposes v. financial reporting purposes            24,275            1,980            1,173
                                                           -----------      -----------      -----------
                                                               162,400          112,428          696,793

     Financial statement to tax return difference
        arising from investments in Operating
        Partnerships                                          (139,473)

     Minority interest allocation                                4,188

     Adjustment due to non-allocation of loss in
        excess of limited partners investment                       --               --          104,995

     Amounts paid/payable to related parties not
        deductible under Internal Revenue Code
        Section 267 and other adjustments                       81,378          196,187           93,441

     Municipal bond interest                                        --               --          (15,789)

     Excess of depreciation expense of the operating
        partnerships for income tax purpose over
        financial reporting purposes                        (1,596,884)      (1,128,022)      (1,156,812)
                                                           -----------      -----------      -----------
     Tax return net loss for the years ended  December
        31, 2004, 2003 and 2002, respectively              $(1,488,391)     $  (819,407)     $  (277,372)
                                                           ===========      ===========      ===========

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

7.    TAXABLE LOSS (CONTINUED)

         The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes as of February 28, 2005 are as follows:

                                      Financial         Tax
                                      Reporting      Reporting      Difference
                                     -----------    -----------    -----------
         Assets                      $47,172,799    $31,718,225    $15,454,574

         Liabilities                  46,381,966     46,042,077        339,889

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

      Cash and Cash Equivalents, Mortgage Escrows and Other Deposits and Tenant Security Deposits

      The carrying amount approximates fair value.

      The estimated fair values of the Partnership's financial instruments as of February 29, 2005 and February 28, 2004 are disclosed elsewhere in the financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is a summary of results of operations for each of the four quarters for the fiscal years indicated.

                                               First           Second         Third           Fourth
                                              Quarter          Quarter        Quarter         Quarter
                                            -----------      -----------     -----------     -----------
2005

Total revenue                               $ 1,685,220      $ 1,696,637     $ 1,714,797     $ 1,771,702

Net earnings (loss)                              (5,074)          68,099         179,235        (104,135)

Net earnings (loss) per unit of limited
partnership interest                              (6.28)           84.27          221.81         (128.87)

2004

  362             167              65

Net earnings (loss)                             101,677

Net earnings (loss)                             101,677           48,249          46,541         (86,019)


Net earnings (loss) per unit of limited
partnership interest                             125.83            59.70           57.57         (106.42)

2003

Total revenue                                       643              612             507             353

Net earnings (loss)                             479,289          218,548         234,367        (236,584)

Net earnings (loss) per unit of limited
partnership interest                             593.12           270.45          289.92         (292.66)

      The amounts reported above for revenues in each of the first two quarters do not agree to the amounts reported in the Partnership's reports on Form 10-Q. The amounts above reflect the consolidated revenues of the Partnership and the Operating Partnerships. The amounts previously reported in the Partnership's reports on Form 10-Q reflected revenues of the Partnership only and accounted for the operations of the Operating Partnerships using the equity method. The financial statements for the year ended February 28, 2005 reflect consolidation for the entire year. The Partnership, with the consent of the SEC, has elected not to amend its first and second quarterly reports on Form 10-Q for the effects of consolidation.