Form 10-Q
period 2005-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2006-06-09
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the transition period from                          to
                               ----------------------       --------------------

                         Commission file number 0-17793
                                                -------

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3481443
------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


          340 Pemberwick Road
          Greenwich, Connecticut                                  06831
------------------------------------                        --------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes          No   X
     ----       ----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer      Non-Accelerated Filer X
                        ----                    ----                      ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   X
     ----       ----

As of June 8, 2006, there were 800 units of limited partnership interest outstanding.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

                         Part I - Financial Information
                                  ---------------------

Table of Contents

Item 1.    Financial Statements                                                                    Page
           --------------------                                                                    ----

           Consolidated Balance Sheets as of May 31, 2005 (Unaudited) and February 28, 2005         3

           Consolidated Statements of Operations for the three months
             ended May 31, 2005 and 2004 (Unaudited)                                                4

           Consolidated Statements of Cash Flows for the three months
             ended May 31, 2005 and 2004 (Unaudited)                                                5

           Notes to Consolidated Financial Statements as of May 31, 2005 (Unaudited)                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations                                                                7
           --------------------------

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                9
           ---------------------------------------------------------

Item 4.    Controls and Procedures                                                                  9
           -----------------------

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 May 31, 2005
                                                                   Unaudited       February 28, 2005
                                                               -----------------   -----------------
        ASSETS

Land                                                               $ 1,150,473        $ 1,150,473

Building and improvements,
  net of accumulated depreciation of $21,835,786 and
  $21,427,397, respectively                                         35,234,977         35,349,870

Cash and cash equivalents                                            5,672,393          5,909,227

Deferred costs, net of accumulated amortization of $141,075
  and $133,650, respectively                                           749,914            757,339

Mortgage escrows and other deposits                                  3,291,770          3,285,704

Tenant security deposits                                               687,480            687,480

Other assets                                                           229,622             32,706
                                                                   -----------        -----------

                                                                   $47,016,629        $47,172,799
                                                                   ===========        ===========

       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

    Mortgage payable                                               $28,600,000        $28,600,000
    Accounts payable and accrued expenses                              188,463            440,761
    Accrued interest payable                                            22,073             22,073
    Tenant security deposits payable                                   687,480            687,480
    State of New Jersey filing fee                                                         56,100
    Due to related parties                                           2,011,476          1,979,482
                                                                   -----------        -----------

                                                                    31,509,492         31,785,896
                                                                   -----------        -----------

MINORITY INTEREST                                                   14,597,791         14,596,070
                                                                   -----------        -----------

PARTNERS' EQUITY                                                       909,346            790,833
                                                                   -----------        -----------

                                                                   $47,016,629        $47,172,799
                                                                   ===========        ===========

                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 2005 AND 2004
                                   (Unaudited)



                                                                      2005                2004
                                                                  -----------         -----------
                                                                                       (Restated)

Revenues
   Rent                                                           $ 1,764,523         $ 1,676,349
                                                                  -----------         -----------

Expenses
   Administrative                                                     172,335             188,362
   Operating                                                          746,569             852,818
   Management fees - affiliate                                         84,243              68,617
   Investor services fees - affiliate                                  21,790              16,763
   Financial                                                          200,362             139,389
   Depreciation and amortization                                      415,814             395,835
   State of New Jersey filing fee                                      28,500              28,050
                                                                  -----------         -----------

                                                                    1,669,613           1,689,834
                                                                  -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                          94,910             (13,485)

Interest revenue                                                       25,324               8,871
                                                                  -----------         -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                            120,234              (4,614)

Minority interest income of operating partnerships                     (1,721)               (460)
                                                                  -----------         -----------

NET INCOME (LOSS)                                                 $   118,513         $    (5,074)
                                                                  ===========         ===========

   Net income (loss) allocated to

     Limited partners                                                 117,328              (5,023)

     General partner                                                    1,185                 (51)
                                                                  -----------         -----------


                                                                  $   118,513         $    (5,074)
                                                                  ===========         ===========

Net income (loss) per unit of limited partnership interest        $    146.66         $     (6.28)
                                                                  ===========         ===========


                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2005 AND 2004
                                   (Unaudited)


                                                                         2005                2004
                                                                     -----------         -----------
                                                                                          (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $   118,513         $    (5,074)
    Adjustment to reconcile net income (loss) to net cash
       provided by operating activities
       Depreciation and amortization                                     415,814             395,835
       Decrease (increase) in other assets                              (196,916)              1,124
       Minority interest in income of operating partnerships               1,721                 460
       Decrease in accounts payable and accrued expenses                (252,298)            (26,505)
       Decrease in State of New Jersey filing fee payable                (56,100)            (56,100)
       Increase in due to related parties                                 31,994              52,553
                                                                     -----------         -----------
       Net cash provided by operating activities                          62,728             362,293
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in fixed assets                                         (293,496)
     Increase in mortgage escrows and other deposits                      (6,066)           (524,659)
     Net cash of consolidating subsidiaries as of beginning
         of year                                                              --           6,788,271
                                                                     -----------         -----------
     Net cash provided by (used in) investing activities                (299,562)          6,263,612

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (236,834)          6,625,905

CASH AND CASH EQUIVALENTS, beginning of period                         5,909,227              14,982
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 5,672,393         $ 6,640,887
                                                                     ===========         ===========

SUPLEMENTAL INFORMATION

Financial expenses paid                                              $   188,946         $   128,662
                                                                     ===========         ===========

                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 2005 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as discussed in No. 3 below.

      The results of operations for the three months ended May 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

      Certain prior period amounts in the unaudited consolidated financial statements (see Note 2) have been reclassified to conform to the current period presentation.


2. Through February 29, 2004, the Investment in Operating Partnerships was accounted for under the equity method of accounting. Upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46(R)"), as of March 1, 2004 the Partnership is required to consolidate its financial information with that of the Operating Partnerships. Prior financial information reported by the Partnership for the three months ended May 31, 2004 was based on the equity method of accounting. The accompanying financial statements as of and for the three months ended May 31, 2004 have been restated to reflect the consolidation of the Partnership's financial information with that of the Operating Partnerships.


3. During the fourth calendar quarter of 2005, the Operating General Partner commenced a process to receive proposals for the sale of the Property. As a result, certain of the Operating Partnerships' assets and liabilities are considered held for sale as of October 5, 2005. An Agreement of Purchase and Sale was negotiated and executed effective April 3, 2006, subject to a due diligence period for the purchaser as well as various other terms and conditions. The Agreement of Purchase and Sale was extended four times, the most recent being on May 24, 2006, resulting in an offer of $69,960,000 and a nonrefundable deposit of $4,390,000. The due diligence period has expired and a closing has been scheduled for July 14, 2006, subject to the approval of the transaction by the Partnership, among other conditions. There can be no assurance that a sale will ultimately take place.

      As a plan of sale was not committed to until October 2005, the assets continue to be classified as held and used as of May 31, 2005. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying value is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the estimated fair value.


4. Additional information, including the audited February 28, 2005 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on file with the Securities and Exchange Commission.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of May 31, 2005, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2005. However, the Operating General Partner commenced a process during the fourth calendar quarter of 2005 to receive proposals for the sale of the Property and has received offers. See discussion below under "Liquidity and Capital Resources." The Partnership's fiscal year for financial reporting purposes ends on the last day in February, while that of the Operating Partnerships ends on December 31. Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for the three months ended May 31, 2005 and 2004 with respect to the Partnership and for the three months ended March 31, 2005 and 2004 with respect to the Operating Partnerships.

As a result of the favorable mortgage interest rates, the Operating Partnerships have generated cash flow. However, the Partnership's ability to make distributions is dependent upon the level of interest rates (which increased during the three months March 31, 2005) and the operating results of the Complex, which are extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships.

Wilder Richman Historic Properties II, L.P has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are hghly representative of the Operating Partnerships. The Property generated cash flow for the three months ended March 31, 2005 (see Results of Operations, below); the Operating Partnerships' cash and cash equivalents as of March 31, 2005 have decreased by approximately $139,000 compared to December 31, 2004, while accounts payable and accrued expenses have decreased by approximately $272,000. The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, is approximately $1,084,000 (which includes deposits to a voluntary reserve), as of March 31, 2005. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,842,000 as of March 31, 2005. Each of the foregoing reserves and escrows are reflected in the accompanying consolidated balance sheet as of March 31, 2005 under the caption mortgage escrows and other deposits.

Because the rehabilitation of the Property was completed more than ten years ago, management has been addressing the need for extensive capital improvements. Significant capital improvements have been completed over the past few years, including roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to undertake over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships' cash flow available for distribution. The Operating General Partner believes that other improvements, whose timing may be discretionary but which may be important to remain competitive in the rental market, should be made over time and include kitchen and bath renovations, new appliances, and replacement of doors and windows.

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

As mentioned above, the Operating General Partner commenced a process to receive proposals for the sale of the Property during the fourth calendar quarter of 2005 and has received offers. An Agreement of Purchase and Sale was negotiated and executed effective April 3, 2006, subject to a due diligence period for the purchaser as well as various other terms and conditions. The Agreement of Purchase and Sale was extended four times, the most recent being on May 24, 2006, resulting in an offer of $69,960,000 and a nonrefundable deposit of $4,390,000. The due diligence period has expired and a closing has been scheduled for July 14,2006, subject to the approval of the transaction by the Partnership, among other conditions. There can be no assurance that a sale will ultimately take place.

If a sale transaction is consummated, understanding that there is a reasonable possibility that it may not be consummated, the operations of Registrant would cease. The offer indicates that the carrying amount of the long-lived assets is recoverable based on applying the standard accounting tests for impairment.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Results of Operations

For the three months ended May 31, 2005, the consolidated statement of operations of the Partnership reflects net income of $118,513, inclusive of depreciation and amortization expense of $415,814. Costs associated with planned maintenance and improvements of approximately $293,000 were included in buildings and improvements for the three months ended March 31, 2005. Operating expenses decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of the timing of planned repairs which were incurred during the three months ended March 31, 2004. Interest expense increased for the three months ended March 31, 2005 as a result of an increase in the low floater interest rates. The average interest rates on the low floater bonds for the three months ended March 31, 2005 were 1.82% for the tax exempt bonds and 2.46% for the taxable bonds. The average occupancy for the three months ended March 31, 2005 was approximately 95%. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2005 of approximately $34,000, which includes required deposits to the principal reserve under the mortgages (approximately $116,000) and deposits to required escrows (approximately $110,000).


For the three months ended May 31, 2004, the consolidated statement of operations of the Partnership, which has been restated to reflect consolidated operations of the Partnership and the Operating Partnerships, reflects a net loss of $5,074, inclusive of depreciation and amortization expense of $395,835. The Operating Partnerships' results of operations for the three months ended March 31, 2004 include approximately $143,000 of costs associated with planned maintenance and improvements. Interest expense remained low for the three months ended March 31, 2004 as a result of the average low floater interest rates. The average interest rates on the low floater bonds for the three months ended March 31, 2004 were 1.05% for the tax exempt bonds and 1.19% for the taxable bonds. The average occupancy for the three months ended March 31, 2004 was approximately 95%. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2005 of approximately $234,000, which includes required deposits to the principal reserve under the mortgages (approximately $106,000) and deposits to required escrows (approximately $19,000).


Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, which requires the Partnership to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

The Partnership records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts carrying value of those assets in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." See Note 3 to the consolidated financial statements regarding certain assets and liabilities of the Operating Partnerships being classified as held for sale effective October 5, 2005.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

As of May 31, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant's disclosure controls and procedures were effective as of May 31, 2005, and (ii) there has been no change in Registrant's internal control over financial reporting during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

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

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                  May 31, 2005



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


                                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     By: Wilder Richman Historic Corporation
                                         General Partner


Dated:  June 8, 2006                     /s/ Richard Paul Richman
                                         -------------------------
                                         Richard Paul Richman
                                         Chief Executive Officer


Dated:  June 8, 2006                     /s/ Neal Ludeke
                                         -------------------------
                                         Neal Ludeke
                                         Chief Financial Officer