Form 10-Q
period 2005-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2006-06-09
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------


                         Commission file number 0-17793
                                                -------

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                           13-3481443
------------------------------                        -----------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)


        340 Pemberwick Road
       Greenwich, Connecticut                                  06831
---------------------------------------               -----------------------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  |_|   No  |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer  |X|

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

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

                         Part I - Financial Information
                                  ---------------------

Table of Contents
-----------------

Item 1.    Financial Statements                                             Page
           --------------------                                             ----

           Consolidated Balance Sheets as of August 31, 2005 (Unaudited)
             and February 28, 2005                                           3

           Consolidated Statements of Operations for the three and six
             month periods ended August 31, 2005 and 2004 (Unaudited)        4

           Consolidated Statements of Cash Flows for the six months ended
             August 31, 2005 and 2004 (Unaudited)                            5

           Notes to Financial Statements as of August 31, 2005 (Unaudited)   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Item 3.    Quantitative and Qualitative Disclosure About Market Risk         9

Item 4.    Controls and Procedures                                           9

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             August 31, 2005
                                                               (Unaudited)          February 28, 2005
                                                             ---------------        -----------------
ASSETS

Land                                                           $ 1,150,473             $ 1,150,473

Building and improvements,
    net of accumulated depreciation of $22,244,175 and
    $21,427,397, respectively                                   35,331,198              35,349,870

Cash and cash equivalents                                        4,727,513               5,909,227

Deferred costs net of accumulated amortization
    of $148,500 and $133,650, respectively                         742,489                 757,339

Mortgage escrows and other deposits                              3,770,117               3,285,704

Tenant security deposits                                           687,480                 687,480

Other assets                                                       172,434                  32,706
                                                               -----------             -----------

                                                               $46,581,704             $47,172,799
                                                               ===========             ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

    Mortgage payable                                           $28,600,000             $28,600,000
    Accounts payable and accrued expenses                          298,088                 440,761
    Accrued interest payable                                        22,073                  22,073
    Tenant security deposits payable                               687,480                 687,480
    State of New Jersey filing fee                                                          56,100
    Due to related parties                                       2,047,971               1,979,482
                                                               -----------             -----------

                                                                31,655,612              31,785,896
                                                               -----------             -----------
MINORITY INTEREST                                               14,598,915              14,596,070
                                                               -----------             -----------

PARTNERS' EQUITY                                                   327,177                 790,833
                                                               -----------             -----------

                                                               $46,581,704             $47,172,799
                                                               ===========             ===========


                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three Months        Six Months         Three Months         Six Months
                                            Ended              Ended               Ended               Ended
                                       August 31, 2005     August 31, 2005     August 31, 2004     August 31, 2004
                                       ---------------     ---------------     ---------------     ---------------
                                                                                  Restated            Restated
REVENUES

Rent                                    $ 1,759,550         $ 3,524,073         $ 1,687,064         $ 3,363,413
                                        -----------         -----------         -----------         -----------

EXPENSES
    Administrative                          192,968             365,303             169,400             357,762
    Operating                               705,421           1,451,990             764,406           1,617,224
    Management fee - affiliate               91,853             176,096             101,542             170,159
    Investor service fees - affiliate        25,078              46,868              28,921              45,684
    Financial                               256,782             457,144             139,192             278,581
    Depreciation and amortization           415,814             831,628             395,837             791,672
    State of New Jersey Filing Fee            6,000              34,500              28,050              56,100
                                        -----------         -----------         -----------         -----------

                                          1,693,916           3,363,529           1,627,348           3,317,182
                                        -----------         -----------         -----------         -----------

INCOME FROM OPERATIONS                       65,634             160,544              59,716              46,231

Interest revenue                             33,321              58,645               9,573              18,444
                                        -----------         -----------         -----------         -----------

Net income before minority
interest                                     98,955             219,189              69,289              64,675

Minority interest income of
operating partnerships                       (1,124)             (2,845)             (1,190)             (1,650)
                                        -----------         -----------         -----------         -----------

NET INCOME                              $    97,831         $   216,344         $    68,099         $    63,025
                                        ===========         ===========         ===========         ===========

   Net income allocated to

     Limited partners                        96,853             214,181              67,418              62,395

     General partner                            978               2,163                 681                 630
                                        -----------         -----------         -----------         -----------

                                        $    97,831         $   216,344         $    68,099         $    63,025
                                        ===========         ===========         ===========         ===========

NET INCOME PER UNIT OF LIMITED
PARTNERSHIP INTEREST                    $    121.07         $    267.73         $     84.27         $     77.99
                                        ===========         ===========         ===========         ===========


                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (Unaudited)



                                                                       2005                   2004
                                                                   -----------            -----------
                                                                                            Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                         $   216,344            $    63,025
Adjustments to reconcile net income to net cash used in
   operating activities
     Depreciation and amortization                                     831,628                791,672
     Minority interest in income of operating partnerships               2,845                  1,650
     Decrease in tenant security deposits                                1,625
     Increase in other assets                                         (139,728)              (135,700)
     Decrease in accounts payable and accrued expenses                (142,673)              (171,885)
     Increase in accrued interest payable                               25,954
     Decrease in State of New Jersey filing fee                        (56,100)               (56,100)
     Increase in due to related parties                                 68,489                 56,617
                                                                   -----------            -----------

Net cash provided by operating activities                              780,805                576,858
                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                                              (798,106)              (300,000)
Increase in mortgage escrows and other deposits                       (484,413)              (410,197)
Net cash of consolidating subsidiaries as of beginning of year              --              6,788,271
                                                                   -----------            -----------

Net cash provided by (used in) investing activities                 (1,282,519)             6,078,074
                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited partners                                      (680,000)
                                                                   -----------

Net cash used in financing activities                                 (680,000)
                                                                   -----------

Net increase (decrease) in cash and cash equivalents                (1,181,714)             6,654,932

Cash and cash equivalents at beginning of period                     5,909,227                 14,982
                                                                   -----------            -----------

Cash and cash equivalents at end of period                         $ 4,727,513            $ 6,669,914
                                                                   ===========            ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                            $   434,312            $   278,581
                                                                   ===========            ===========


                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                                   (Unaudited)

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

      The results of operations for the six months ended August 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

      Certain prior period amounts in the unaudited consolidated financial statements (see Note 2) have been reclassified to conform to the current period presentation.

2. Through February 29, 2004, the Investment in Operating Partnerships was accounted for under the equity method of accounting. Upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46(R)"), as of March 1, 2004 the Partnership is required to consolidate its financial information with that of the Operating Partnerships. Prior financial information reported by the Partnership for the three and six months ended August 31, 2004 was based on the equity method of accounting. The accompanying financial statements as of and for the three and six months ended August 31, 2004 have been restated to reflect the consolidation of the Partnership's financial information with that of the Operating Partnerships.

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

      As a plan of sale was not committed to until October 2005, the assets continue to be classified as held and used as of August 31, 2005. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying value is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the estimated fair value.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of August 31, 2005, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2005. However, the Operating General Partner commenced a process during the fourth calendar quarter of 2005 to receive proposals for the sale of the Property and has received offers. See discussion below under "Liquidity and Capital Resources." The Partnership's fiscal year for financial reporting purposes ends on the last day in February, while that of the Operating Partnerships ends on December 31. Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for the three and six month periods ended August 31, 2005 and 2004 with respect to the Partnership and for the three and six month periods ended June 30, 2005 and 2004 with respect to the Operating Partnerships.

As a result of the favorable mortgage interest rates, the Operating Partnerships have generated cash flow. However, the Partnership's ability to make distributions is dependent upon the level of interest rates (which increased during the six months ended June 30, 2005) and the operating results of the Complex, which are extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships.

Wilder Richman Historic Properties II, L.P. has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are highly representative of the Operating Partnerships. The Property generated cash flow from operations (before costs incurred in connection with building improvements) for the six months ended June 30, 2005 (see Results of Operations, below); cash flow has decreased in the second quarter as a result of costs incurred in connection with capital improvements to the Property. The Operating Partnerships' cash and cash equivalents as of June 30, 2005 have decreased by approximately $1,254,000 compared to December 31, 2004, while accounts payable and accrued expenses having decreased by approximately $179,000. The Operating Partnerships made a distribution to the Partnership in the amount of $850,000 during the second quarter (of which, $680,000 was distributed to partners and the remainder was used for working capital) and incurred costs in connection with building improvements of approximately $798,000. The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, is approximately $1,194,000, as of June 30, 2005. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $1,961,000 as of June 30, 2005. Each of the foregoing reserves and escrows are reflected in the accompanying consolidated balance sheet as of August 31, 2005 under the caption mortgage escrows and other deposits.

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

If such transaction is consummated, understanding that there is a reasonable possibility that it may not be consummated, the operations of Registrant would cease. The offer indicates that the carrying amount of the long-lived assets is recoverable based on applying the standard accounting tests for impairment.

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Results of Operations

For the six months ended August 31, 2005, the consolidated statement of operations of the Partnership reflects net income of $216,344, inclusive of depreciation and amortization expense of $831,628. Operating expenses decreased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as a result of the timing of planned repairs which were incurred during the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 increased compared to the six months ended June 30, 2004. The average interest rates on the low floater bonds for the six months ended June 30, 2005 were 2.19% for the tax exempt bonds and 2.71% for the taxable bonds. Despite the continued favorable interest rates in 2005, the Operating Partnerships' net cash flow declined as a result of the costs incurred in connection with the planned capital expenditures. The average occupancy for the six months ended June 30, 2005 was approximately 95%. The Operating Partnerships generated a cash deficit after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2005 of approximately $116,000, which includes required deposits to the principal reserve under the mortgages (approximately $235,000), deposits to required escrows (approximately $57,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $182,000) and planned capital improvements (approximately $798,000).

For the six months ended August 31, 2004, the consolidated statement of operations of the Partnership, which has been restated to reflect consolidated operations of the Partnership and the Operating Partnerships, reflects net income of $63,025, inclusive of depreciation and amortization expense of $791,672. The average interest rates on the low floater bonds for the six months ended June 30, 2004 were 1.08% for the tax exempt bonds and 1.23% for the taxable bonds. The average occupancy for the six months ended June 30, 2004 was approximately 96.2%. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2004 of approximately $205,000, which includes required deposits to the principal reserve under the mortgages (approximately $215,000), deposits to required escrows (approximately $57,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships
(approximately $180,000) and planned capital improvements (approximately $435,000, of which approximately $300,000 was capitalized).

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, which requires the Partnership to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

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

Item 4. Controls and Procedures

As of August 31, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant's disclosure controls and procedures were effective as of August 31, 2005, and
(ii) there has been no change to Registrant's internal control over financial reporting during the quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                 August 31, 2005


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


                                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                   By: Wilder Richman Historic Corporation
                                       General Partner


Dated:  June 8, 2006               /s/ Richard Paul Richman
                                   ----------------------------------
                                   Richard Paul Richman
                                   Chief Executive Officer


Dated:  June 8, 2006               /s/ Neal Ludeke
                                   -----------------------------------
                                   Neal Ludeke
                                   Chief Financial Officer