Form 10-Q
period 2005-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2006-06-12
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-17793

                   Wilder Richman Historic Properties II, L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3481443
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

         340 Pemberwick Road
        Greenwich, Connecticut                                     06831
----------------------------------------                     -------------------
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

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

As of June 9, 2006, there were 800 units of limited partnership interest outstanding.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

                         Part I - Financial Information

Table of Contents

Item 1. Financial Statements                                                Page

        Consolidated Balance Sheets as of November 30, 2005 (Unaudited)
          and February 28, 2005                                               3

        Consolidated Statements of Operations for the three and nine
          month periods ended November 30, 2005 and 2004 (Unaudited)          4

        Consolidated Statements of Cash Flows for the nine months
          ended November 30, 2005 and 2004 (Unaudited)                        6

        Notes to Financial Statements as of November 30, 2005 (Unaudited)     8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

Item 3. Quantitative and Qualitative Disclosure About Market Risk            12

Item 4. Controls and Procedures                                              12

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              November 30, 2005
                                                                 (Unaudited)      February 28, 2005
                                                              -----------------   -----------------
ASSETS

Land                                                          $                   $       1,150,473

Building and improvements,
  net of accumulated depreciation of $21,427,397                                         35,349,870

Cash and cash equivalents                                             4,382,814           5,909,227

Deferred costs, net of accumulated amortization of $133,650                                 757,339

Mortgage escrows and other deposits                                   1,635,271           3,285,704

Tenant security deposits                                                                    687,480

Assets held for sale                                                 40,311,507

Other assets                                                            139,468              32,706
                                                              -----------------   -----------------

                                                              $      46,469,060   $      47,172,799
                                                              =================   =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Mortgage payable                                            $                   $      28,600,000
  Accounts payable and accrued expenses                                 161,786             440,761
  Accrued interest payable                                               22,073              22,073
  Tenant security deposits payable                                                          687,480
  State of New Jersey filing fee                                          9,600              56,100
  Liabilities held for sale                                          29,287,480
  Due to related parties                                              2,088,159           1,979,482
                                                              -----------------   -----------------

                                                                     31,569,098          31,785,896
                                                              -----------------   -----------------

MINORITY INTEREST                                                    14,598,918          14,596,070
                                                              -----------------   -----------------

PARTNERS' EQUITY                                                        301,044             790,833
                                                              -----------------   -----------------

                                                              $      46,469,060   $      47,172,799
                                                              =================   =================

                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months          Nine Months         Three Months          Nine Months
                                              Ended                Ended                Ended                Ended
                                        November 30, 2005    November 30, 2005    November 30, 2004    November 30, 2004
                                        -----------------    -----------------    -----------------    -----------------
                                                                                      (Restated)           (Restated)

OPERATIONS

REVENUE

Interest                                $          38,097    $          96,742    $           5,799    $          24,243
                                        -----------------    -----------------    -----------------    -----------------

EXPENSES
    Administrative                                    259               20,969               25,340               57,716
    Investor service fees - affiliate              11,250               23,300                6,025               18,075
    State of New Jersey Filing Fee                 18,000               52,500               28,050               84,150
                                        -----------------    -----------------    -----------------    -----------------

                                                   29,509               96,769               59,415              159,941
                                        -----------------    -----------------    -----------------    -----------------

INCOME (LOSS) FROM
CONTINUING OPERATIONS                               8,588                  (27)             (53,616)            (135,698)
                                        -----------------    -----------------    -----------------    -----------------

DISCONTINUED OPERATIONS

REVENUE

Rent                                            1,710,165            5,234,238            1,708,998            5,072,411
                                        -----------------    -----------------    -----------------    -----------------

EXPENSES
    Administrative                                199,632              544,225              182,086              507,472
    Operating                                     790,321            2,242,311              631,714            2,248,938
    Management fee - affiliate                     38,159              214,255               34,628              204,787
    Investor service fees - affiliate              52,342               87,160               19,905               53,539
    Financial                                     248,550              705,694              209,571              488,152
    Depreciation and amortization                 415,878            1,247,506              395,834            1,187,506
                                        -----------------    -----------------    -----------------    -----------------

                                                1,744,882            5,041,151            1,473,738            4,690,394
                                        -----------------    -----------------    -----------------    -----------------

Income (loss) from discontinued
operations before minority interest               (34,717)             193,087              235,260              382,017

Minority interest income of
operating partnerships                                 (3)              (2,848)              (2,409)              (4,058)
                                        -----------------    -----------------    -----------------    -----------------

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                           (34,720)             190,239              232,851              377,959
                                        -----------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                       $         (26,132)   $         190,212    $         179,235    $         242,261
                                        =================    =================    =================    =================

                                 -- continued --

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

                                         Three Months          Nine Months        Three Months         Nine Months
                                             Ended                Ended               Ended               Ended
                                       November 30, 2005    November 30, 2005   November 30, 2004   November 30, 2004
                                       -----------------    -----------------   -----------------   -----------------
                                                                                    (Restated)          (Restated)

NET INCOME (LOSS)
ALLOCATED TO

     Limited partners                  $         (25,871)   $         188,310   $         177,443   $         239,838
       General partner                              (261)               1,902               1,792               2,423
                                       -----------------    -----------------   -----------------   -----------------

                                       $         (26,132)   $         190,212   $         179,235   $         242,261
                                       =================    =================   =================   =================

NET INCOME (LOSS) ALLOCATED PER UNIT
OF LIMITED PARTNERSHIP
INTEREST
                                       $          (32.34)   $          235.39   $          221.80   $          299.80
                                       =================    =================   =================   =================

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP
INTEREST
                                       $           10.74    $            (.04)  $          (66.35)  $         (167.93)
                                       =================    =================   =================   =================

                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                     2005           2004
                                                                 -----------    -----------
                                                                                 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $   190,212    $   242,261
Adjustments to reconcile net earnings to net cash used in
  operating activities
    Depreciation and amortization                                  1,247,506      1,187,507
    Minority interest in income of operating partnerships              2,848          4,058
    Decrease in tenant security deposits                                              1,625
    Increase in other assets                                        (107,262)       (83,029)
    Decrease in accounts payable and accrued expenses               (278,975)      (356,732)
    Increase in accrued interest payable                              34,247         34,433
    Decrease in State of New Jersey filing fee                       (46,500)       (28,050)
    Increase in due to related parties                               108,677         84,087
                                                                 -----------    -----------

Net cash provided by operating activities                          1,116,506      1,086,160
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                                          (1,530,753)      (659,001)
Increase in mortgage escrows and other deposits                     (432,166)      (530,558)
Net cash of consolidating subsidiaries as of beginning of year            --      6,788,271
                                                                 -----------    -----------

Net cash provided by (used in) investing activities               (1,962,919)     5,598,712
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited partners                                    (680,000)
                                                                 -----------

Net cash used in financing activities                               (680,000)
                                                                 -----------

Net increase (decrease) in cash and cash equivalents              (1,526,413)     6,684,872

Cash and cash equivalents at beginning of period                   5,909,227         14,982
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 4,382,814    $ 6,699,854
                                                                 ===========    ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                          $   671,446    $   455,972
                                                                 ===========    ===========

                                 -- continued --

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                     2005           2004
                                                                 -----------    -----------
                                                                                 (Restated)

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities                        $   779,982    $ 1,356,496
                                                                 ===========    ===========

Net cash used in investing activities                            $(1,531,252)   $(1,189,559)
                                                                 ===========    ===========

                 See notes to consolidated financial statements.

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)

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

      The results of operations for the nine months ended November 30, 2005 are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts in the unaudited consolidated financial statements (see Notes 2 and 3) have been reclassified to conform to the current period presentation.

2. Through February 29, 2004, the Investment in Operating Partnerships was accounted for under the equity method of accounting. Upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46(R)"), as of March 1, 2004 the Partnership is required to consolidate its financial information with that of the Operating Partnerships. Prior financial information reported by the Partnership for the three and nine month periods ended November 30, 2004 was based on the equity method of accounting. The accompanying financial statements as of and for the three and nine month periods ended November 30, 2004 have been restated to reflect the consolidation of the Partnership's financial information with that of the Operating Partnerships.

3. During October 2005, the Operating General Partner commenced a process to receive proposals for the sale of the Property. As a result, certain of the Operating Partnerships' assets and liabilities are classified as held for sale in the accompanying consolidated balance sheet as of November 30, 2005. An Agreement of Purchase and Sale was negotiated and executed effective April 3, 2006, subject to a due diligence period for the purchaser as well as various other terms and conditions. The Agreement of Purchase and Sale was extended four times, the most recent being on May 24, 2006, resulting in an offer of $69,960,000 and a nonrefundable deposit of $4,390,000. The due diligence period has expired and a closing has been scheduled for July 14, 2006, subject to the approval of the transaction by the Partnership, among other conditions. There can be no assurance that a sale will ultimately take place.

      The following represents the detail of the assets and liabilities that are classified as discontinued operations because the assets and liabilities of the Operating Partnerships are classified as held for sale as of November 30, 2005:

      ASSETS

      Land, building and improvements, net of accumulated
        depreciation                                        $36,806,364
      Tenant security deposits                                  687,480
      Mortgage escrows                                        2,082,599
      Deferred costs, net of accumulated amortization           735,064
                                                            -----------

                                                            $40,311,507
                                                            ===========
      LIABILITIES

      Mortgage payable                                      $28,600,000
      Tenant security deposits payable                          687,480
                                                            -----------

                                                            $29,287,480
                                                            ===========

          WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                NOVEMBER 30, 2005
                                   (Unaudited)

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of November 30, 2005, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2005. However, the Operating General Partner commenced a process during the fourth calendar quarter of 2005 to receive proposals for the sale of the Property and has received offers. See discussion below under "Liquidity and Capital Resources." The Partnership's fiscal year for financial reporting purposes ends on the last day in February, while that of the Operating Partnerships ends on December 31. Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for the three and nine month periods ended November 30, 2005 and 2004 with respect to the Partnership and for the three and nine month periods ended September 30, 2005 and 2004 with respect to the Operating Partnerships.

As a result of the favorable mortgage interest rates, the Operating Partnerships have generated cash flow. However, the Partnership's ability to make distributions is dependent upon the level of interest rates (which increased during the nine months September 30, 2005) and operating results of the Complex, which are extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not the Partnership may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner plan to periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Property (see discussion below), the then current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships.

Wilder Richman Historic Properties II, L.P. has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are highly representative of the Operating Partnerships. The Property generated cash flow from operations (before costs incurred in connection with building improvements) for the nine months ended September 30, 2005 (see Results of Operations, below). The Operating Partnerships' cash and cash equivalents as of September 30, 2005 have decreased by approximately $1,601,000 compared to December 31, 2004, while accounts payable and accrued expenses having decreased by approximately $298,000. The Operating Partnerships made a distribution to the Partnership in the amount of $850,000 during the second quarter (of which, $680,000 was distributed to partners and the remainder was used for working capital) and incurred costs in connection with building improvements of approximately $1,531,000. The replacement reserve account, which is partially controlled by the lender for the purpose of funding planned capital improvements and needed repairs, is approximately $1,110,000, as of September 30, 2005. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $2,083,000 as of September 30, 2005. The replacement reserves are reflected in the accompanying consolidated balance sheet as of November 30, 2005 under the caption mortgage escrows and other deposits. The principal reserve is reflected in the accompanying consolidated balance sheet as of November 30, 2005 under the caption assets held for sale.

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

                   WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

As mentioned above, the Operating General Partner commenced a process to receive proposals for the sale of the Property during October 2005 and has received offers. An Agreement of Purchase and Sale was negotiated and executed effective April 3, 2006, subject to a due diligence period for the purchaser as well as various other terms and conditions. The Agreement of Purchase and Sale was extended four times, the most recent being on May 24, 2006, resulting in an offer of $69,960,000 and a nonrefundable deposit of $4,390,000. The due diligence period has expired and a closing has been scheduled for July 14, 2006, subject to the approval of the transaction by the Partnership, among other conditions. There can be no assurance that a sale will ultimately take place.

If such transaction is consummated, understanding that there is a reasonable possibility that it may not be consummated, the operations of Registrant would cease. The offer indicates that the carrying amount of the long-lived assets is recoverable based on applying the standard accounting tests for impairment.

Results of Operations

As discussed above, during October 2005, the Operating General Partner commenced a process to receive proposals for the sale of the Property. As a result, the consolidated statements of operations for the respective periods present discontinued operations for income and expenses specific to the operations of the Property in accordance with generally accepted accounting principles. Although there is a signed contract as of May 24, 2006, there can be no assurance that the Property will be sold in the near future.

For the nine months ended November 30, 2005, the consolidated statement of operations of the Partnership reflects net income of $190,212, inclusive of depreciation and amortization expense of $1,247,506. The loss from continuing operations decreased by approximately $136,000 for the nine months ended November 30, 2005 as compared to the nine months ended November 30, 2004 primarily as a result of (i) an increase in interest revenue of approximately $72,000 resulting from higher average cash and mortgage escrows and other deposits balances combined with higher average interest rates, (ii) a decrease in administrative expenses of approximately $37,000 resulting primarily from a decrease in professional fees incurred by the Partnership and (iii) a decrease in the State of New Jersey filing fee of approximately $32,000. Interest expense for the nine months ended September 30, 2005 increased compared to the nine months ended September 30, 2004. The average interest rates on the low floater bonds for the nine months ended September 30, 2005 were 2.26% for the tax exempt bonds and 2.94% for the taxable bonds. Despite the continued favorable interest rates in 2005, the Operating Partnerships' net cash flow declined as a result of the costs incurred in connection with planned capital expenditures. The average occupancy for the nine months ended September 30, 2005 was approximately 95%. The Operating Partnerships generated a cash deficit after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2005 of approximately $689,000, which includes required deposits to the principal reserve under the mortgages (approximately $356,000), deposits to required escrows (approximately $68,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $266,000) and planned capital improvements (approximately $1,531,000).

For the nine months ended November 30, 2004, the consolidated statement of operations of the Partnership, which has been restated to reflect consolidated operations of the Partnership and the Operating Partnerships, reflects net income of $242,261, inclusive of depreciation and amortization expense of $1,187,506. The Operating Partnerships utilized replacement reserves of approximately $208,000 in connection with the capital improvements. The average interest rates on the low floater bonds for the nine months ended September 30, 2004 were approximately 1.08% for the tax exempt bonds and approximately 1.23% for the taxable bonds. The average occupancy for the nine months ended September 30, 2004 was approximately 95.8%. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2004 of approximately $438,000, which includes required deposits to the principal reserve under the mortgages (approximately $325,000), deposits to required escrows (approximately $58,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $270,000) and planned capital improvements (approximately $690,000, of which approximately $659,000 was capitalized).

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

The Partnership records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the possible disposition of the properties owned by the
Operating Partnerships. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale in the accompanying consolidated balance sheet as of November 30, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. Since the classification of such assets as held for sale did not occur until October 5, 2005 and because the balances attributable to the Operating Partnerships are reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2005, the accompanying consolidated statements of operations for the three and nine month periods ended November 30, 2005 include depreciation.


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

Item 4. Controls and Procedures

As of November 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant's disclosure controls and procedures were effective as of November 30, 2005, and
(ii) there has been no change in Registrant's internal control over financial reporting during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                   Wilder Richman Historic Properties II, L.P.
                                    Form 10-Q
                                November 30, 2005

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

                                     WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

                                     By: Wilder Richman Historic Corporation
                                         General Partner

Dated:  June 9, 2006                 /s/ Richard Paul Richman
                                     --------------------------------
                                     Richard Paul Richman
                                     Chief Executive Officer

Dated:  June 9, 2006                 /s/ Neal Ludeke
                                     --------------------------------
                                     Neal Ludeke
                                     Chief Financial Officer