Form 10-K
period 2006-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2006-06-23
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______ to ______.

0-17793
(Commission File Number)

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.
(Exact name of registrant as specified in its governing instruments)

Delaware	13-3481443
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

Wilder Richman Historic Corporation
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:	None
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

As of May 31, 2006, Registrant has 800 outstanding units of limited partnership interest.

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

PART I

Item 1. Business

General Development of Business and Narrative Description of Business

Registrant is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 15, 1987. The general partner of Registrant is Wilder Richman Historic Corporation, a Delaware corporation (the "General Partner" or "WRHC").

Registrant was organized to acquire all of the limited partnership interests in Dixon Mill Associates I (Phase One), Limited Partnership, Dixon Mill Associates II (Phase Two), Limited Partnership, and Dixon Mill Associates III (Phase Three), Limited Partnership, each of which is a New Jersey limited partnership (individually "Dixon Mill I," "Dixon Mill II" and "Dixon Mill III," respectively, and collectively the "Operating Partnerships"). Each Operating Partnership owns one phase ("Phase") of an aggregate 433-unit residential apartment complex (the "Complex") located in Jersey City, New Jersey, that consists of buildings designated as certified historic structures by the U.S. Department of the Interior. The Operating Partnerships have constructed, substantially rehabilitated and are operating the Complex. The rehabilitation of the Complex qualified for a rehabilitation tax credit in 1988, 1989 and 1990. The general partner of the Operating Partnerships is Dixon Venture Corp. (the "Operating General Partner"), which is not an affiliate of Registrant or WRHC.

Pursuant to Registrant's prospectus dated May 13, 1988, (the "Prospectus"), Registrant offered $19,280,000 of units of limited partnership interest in Registrant (the "Units") at an offering price of $24,100 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-19646). The Prospectus is incorporated herein by reference.

The closing of the offering of Units (the "Offering") occurred on July 15, 1988. At such closing, 800 Units were sold, representing $19,280,000 in gross proceeds. After payment of $674,800 of organization and offering expenses, $674,800 in an origination fee and $1,349,600 of selling commissions, the net proceeds available for investment were $16,580,800. Of such net proceeds, $16,388,000 was allocated to the investment in the Operating Partnerships, which included investments in guaranteed investment contracts. The remainder of $192,800 was designated as working capital to be used for operating expenses of Registrant.

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Operating Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

Working Capital Reserves

As of February 28, 2006, Registrant had working capital reserves of approximately $165,000, which were offset by accrued liabilities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "RISK FACTORS" at pages 37 - 57 of the Prospectus. See discussion below in Item 1A.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. An affiliate of the General Partner employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also per-form similar services for other affiliates of the General Partner.

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

Item 1A. Risk Factors

Risks of Real Estate Investments and High Leverage

Registrant’s investment in the Operating Partnerships is subject to the risks associated with multi-family rental property and real estate in general. Factors which may affect Registrant are subject to change and not in the control of Registrant. Those factors include adverse use of adjacent or neighborhood real estate, changes in the demand for or supply of competing properties, changes in state or local tax rates and assessments, increases in utility charges, unexpected expenditures for repairs and maintenance, changes in local economic conditions, changes in interest rates and the availability of financing which may render the sale or refinancing of the Complex difficult or unattractive. To the extent that commercial space is leased to tenants at rents related to a percentage of the gross receipts of the tenant, the performance of the Complex is subject to the risks inherent in the tenant’s business.

Registrant’s investments in the Operating Partnerships are highly leveraged and with variable rate debt. With the use of variable rate debt, an increase in interest rates could have an adverse impact on the cash flow of the Complex if such costs are not offset by an increase in rents charged to tenants. To the extent that revenues are not sufficient to meet operating expenses and service the mortgages of the Complex, the Operating Partnerships would be required to use reserves and any other funds available to avoid foreclosure of the property. There can be no assurance that additional funds would be available to the Operating Partnerships or Registrant, if needed. In addition, there can be no assurance that, when the Complex is sold, that the proceeds from a sale will be sufficient to pay the balance due on the mortgage loan or any other outstanding indebtedness to which the Complex is subject.

Lack of Geographic Diversity and Acts of Terrorism

As a result of potential economic changes in the Northeast region, the financial condition of the Operating Partnerships and their ability to satisfy operating costs and debt service and make cash flow distributions could be materially affected.

The events of September 11, 2001 have increased the risk that the operations of the Complex may be adversely impacted as a result of the effect of these events on the economy in general and because the Complex is located near New York City.

Item 1B. Unresolved Staff Comments

Not applicable.

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

As of December 31, 2005 and 2004, the occupancy and rental rates were as follows:

	December 31, 2005	December 31, 2004

Occupancy rate	99%	98%
Monthly Rental Rates:
Studio	$885 - $ 1,095	$885 - $ 1,095
One-Bedroom	$836 - $ 1,750	$835 - $ 1,750
Two-Bedroom	$1,385 - $ 2,395	$1,385 - $ 2,195
Three-Bedroom	$1,695 - $ 2,073	$1,695 - $ 2,073

The rental rates reflect significant ranges because the apartments vary as to size and floor plans (i.e., square footage, duplex, triplex, penthouse). The monthly rental rates for the D.U.’s in connection with the low-moderate tenant income restrictions resulting from the tax-exempt financing described above range from $609 to $1,000 as of December 31, 2005.

Item 3. Legal Proceedings

On December 21, 2005, a proposed class action suit was filed against the Operating Partnerships regarding the underpayment of security deposits to former tenants of the Property. It is uncertain as to the plaintiffs’ ability to obtain certification of the class and any judgments against the Operating Partnerships are inestimable.

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

Holders

As of May 31, 2006, there were approximately 330 record holders of Units holding an aggregate of 800 Units in Registrant.

Distributions

The Agreement of Limited Partnership of Registrant provides that cash available for distribution, if any, be distributed annually to the partners in specified proportions, subject to the discretion of the General Partner. The limited partners received distributions of $680,000 and $600,012 for the years ended February 28, 2006 and 2005, respectively.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

	Year Ended
	February 28, 2006 (a)	February 28, 2005 (a)	February 29, 2004	February 28, 2003	February 28, 2002

Total revenues	$7,194,193	$6,868,356	$918	$2,115	$4,674

Equity in income of investment in operating partnerships	$--	$--	$413,727	$851,780	$386,617

Net income	$375,916	$138,125	$110,448	$695,620	$342,738

Net income per unit of limited partnership interest	$465	$171	$137	$861	$424

Income (loss) from continuing operations	$32,737	$(221,663)	$(303,279)	$(156,160)	$(43,879)

Net income (loss) from continuing operations per unit of limited partnership interest	$41	$(274)	$(375)	$(193)	$(54)

Distributions to limited partners	$680,000	$600,012	$1,060,172	$--	$--

Distributions per unit of limited partnership interest	$850	$750	$1,325	$--	$--

At year end: Total assets	$44,794,461	$47,172,799	$1,675,809	$2,571,508	$1,753,515

Mortgages payable	$26,435,000	$28,600,000

(a)	Includes operations and total assets of the Operating Partnerships due to the change in accounting to consolidate the Operating Partnerships effective March 1, 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Operating General Partner commenced a process to receive proposals for the sale of the Complex during October 2005. An agreement to sell the Complex was negotiated and executed effective April 3, 2006, subject to a due diligence period for the purchaser as well as other various terms and conditions (the “Agreement of Purchase and Sale”). The Agreement of Purchase and Sale was extended four times, with the most recent being on May 24, 2006, resulting in an offer of $69,960,000 and a nonrefundable deposit of $4,390,000. The due diligence period has expired and a closing has been scheduled for July 14, 2006, subject to the approval of the transaction by the Partnership, among other conditions. The disposition of the Complex is consistent with a plan of liquidation and winding up of the business of Registrant, which plan is being enacted in 2006 considering the activities discussed above. Following the sale of the Complex, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the partnership agreements of the Operating Partnerships to its limited and general partners, in accordance with the terms and conditions of the Agreement of Limited Partnership of Registrant. After making the distribution, Registrant intends to dissolve. The offer indicates that the carrying amount of the long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the likelihood of the sale of the Complex and Registrant’s plans to dissolve upon such sales and the winding up the business of Registrant, the assets and liabilities of the Complex are classified as held for sale in the accompanying consolidated balance sheet as of February 28, 2006. However, as the dissolution of Registrant was not imminent as of February 28, 2006, the consolidated financial statements are presented assuming that Registrant will continue as a going concern. The ensuing discussion under liquidity and capital resources includes certain matters that are prospective in nature, taking into consideration that the sale of the Complex may not be consummated.

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. The Partnership's investments would normally be considered highly illiquid; see discussion above regarding the potential sale of the Complex.

In the event the anticipated sale of the Complex noted above does not take place, the Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause the Operating Partnerships to require capital in addi-tion to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such cap-ital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partner or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to the Partner-ship of operating cash flow and any sale or refinancing proceeds.

Wilder Richman Historic Properties II, L.P. has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are highly representative of the Operating Partnerships. The operating results of the Complex for 2005 were similar to 2004; cash declined as a result of distributions to partners and capital expenditures undertaken in 2005. As a result of the refinancing of the Operating Partnerships’ mortgages in 2002, the Operating Partnerships have generated cash flow. However, the Operating Partnerships’ ability to continue to generate cash flow is highly uncertain and will depend upon the level of interest rates of their variable rate mortgage loans and the future operating results of the Complex, which will be extremely dependent on competition, market conditions and needed capital improvements and repairs. Accordingly, there can be no assurance as to whether or not Registrant may be able to make distributions, nor the timing or amount of any potential distributions to Limited Partners. The Operating General Partner and the General Partner periodically assess the feasibility of making cash flow distributions, based on the results of operations, the physical condition of the Complex (see discussion below), the current and anticipated interest rates, and local market conditions, among other things. To the extent cash flow is generated by the Operating Partnerships, such cash flow may be retained by the Operating Partnerships or may be distributed at the discretion of management, pursuant to the terms of the limited partnership agreements of the Operating Partnerships. To the extent there are net proceeds from a future sale or refinancing of the Complex, Registrant will receive 100% of any such proceeds available for distribution until Registrant has received a 7% cumulative preferred distribution pursuant to the terms of the limited partnership agreements of the Operating Partnerships. As of December 31, 2005, the cumulative preferred distribution is approximately $17,443,873.

As disclosed in Registrant’s financial statements, Registrant adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46(R)”), effective March 1, 2004. Accordingly, the balance sheets as of February 28, 2006 and 2005 and the statements of operations, partners’ equity (deficit) and cash flows for the years then ended are consolidated with those of the Operating Partnerships. Prior to the adoption of FIN 46(R), the financial statements included the assets, liabilities and results of operations that relate to Registrant only and accounted for its investment in Operating Partnerships in accordance with the equity method of accounting.

The Complex generated cash flow from operations for the year ended December 31, 2005; however, the Operating Partnerships' cash and cash equivalents as of December 31, 2005 decreased by approximately $1,719,000 as compared to December 31, 2004(primarily as a result of the distributions made to Registrant and capital expenditures incurred, while accounts payable and accrued expenses decreased by approximately $70,000. The Replacement Reserve account, which is controlled by the lender, is approximately $40,000 as of December 31, 2005; the Operating Partnerships utilized replacement reserves of approximately $221,000 during 2005. The principal reserve, which is controlled by the lender for purposes of amortizing the debt, is approximately $90,000 as of December 31, 2005; the Operating Partnership utilized $2,165,000 of the Principal Reserve to fully pay down the second mortgage during 2005. In addition, the Operating Partnerships fund a non-lender required replacement reserve account, which balance is approximately $1,181,000 as of December 31, 2005. Each of the foregoing reserves and escrows are reflected in the consolidated balance sheet under the caption mortgage escrows and other deposits. Because the Partnership does not have sufficient cash to meet its operating costs, the Operating Partnerships made distributions in the amount of $850,000 to cover the costs incurred by the Partnership in connection with responses to tender offers and other professional fees and filing fees associated with filing Registrant’s tax return in the State of New Jersey; in addition, Registrant made a distribution to Unit holders during the year in the amount of $680,000.

Because the rehabilitation of the Complex was completed more than ten years ago, management has been addressing the need for extensive capital improvements in order to remain competitive in the rental market. Over recent years significant capital improvements have been undertaken for the Complex, including roof replacement, replacement of the fire/smoke alarm system, elevator repairs, new entry doors and other repairs throughout the Complex. In addition, the Operating General Partner has identified other potential significant capital improvements and repairs throughout the Complex, which it intends to address over the next few years. Such capital improvements and repairs would significantly reduce the Operating Partnerships’ cash flow available for distribution. The Operating Partnerships incurred capital expenditures of approximately $1.9 million in 2005. The Operating General Partner has identified other improvements, the timing of which may be discretionary but which may be important to remain competitive in the rental market, should be made over time. Such capital improvements and repairs would significantly reduce the Operating Partnerships’ cash available for distribution.

The Operating General Partner’s objective has been to build up reserves to a level sufficient to reasonably offset the potential adverse impact of future increases in the low floater rates (which are expected to increase) in addition to other contingencies, including capital improvements and potential significant increases in real estate taxes. The Operating General Partner intends to take these factors, among others, into account when considering making future distributions.

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complex owned by the Operating Partnerships is held for sale as of February 28, 2006 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If the Complex is sold, the Partnership intends to dissolve upon making final distributions to its partners. However, there is no assurance that the Complex will ultimately be sold pursuant to the plan. Accordingly, the Results of Operations are presented without affect to the presentation of discontinued operations.

Registrant's operating results are highly dependent upon the operating results of the Operating Partnerships and are significantly impacted by the policies of the Operating Partnerships. As discussed above, Registrant adopted FIN 46(R) as of March 1, 2004. Accordingly, the balance sheets as of February 28, 2006 and 2005 and the statements of operations, partners’ equity (deficit) and cash flows for the years then ended are consolidated with those of the Operating Partnerships. Prior to the adoption of FIN 46(R), the financial statements included the assets, liabilities and results of operations that relate to Registrant only and accounted for its investment in Operating Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Operating Partnerships' results of operations and by any cash distributions received. Equity in loss of each investment in Operating Partnership allocated to Registrant was recognized to the extent of Registrant's investment balance in each Operating Partnership.

Year Ended February 28, 2006

Although the results of operations were reported on the consolidated method during the year ended February 28, 2005, the revenues and expenses reflected were predominantly that of the Operating Partnerships. The Operating Partnerships reported net income from operations for the year ended December 31, 2005 in the amount of approximately $536,000, inclusive of depreciation and amortization of approximately $1,280,000. Although interest expense increased by approximately $307,000 as compared to the year ended December 31, 2004, the Operating Partnerships’ results of operations for the year ended December 31, 2005 continued to benefit from the low floater mortgages. The interest rates on the low floater mortgages began January 2005 at 1.78% and 2.36%, respectively, and ended the year at 3.54% as to the first mortgage, while the second mortgage was fully paid off in November 2005. The average interest rates for the year were approximately 2.39% and 3.11%, respectively. The Operating Partnerships incurred a deficit after required debt service payments and required replacement reserve deposits of approximately $716,000 during 2005, which considers payments to the principal reserve fund under the mortgages (approximately $530,000), deposits to the restricted replacement reserve held by the lender (approximately $76,000), capital expenditures (approximately $1,946,000) and withdrawals of approximately $221,000 from the replacement reserve during 2005. In addition, the Operating Partnerships deposited approximately $366,000 into a non-restrictive replacement reserve which is held by the Operating Partnerships.

Although the results of operations have continued to generate cash flow (primarily due to favorable interest rates), management continues to examine methods to maintain occupancy rates by adjusting rental rates and to closely manage operating costs. As of December 31, 2005, the occupancy rate was approximately 99%. The future operating results of the Complex will be extremely dependent on market, the regional economy and the low floater interest rates (which were higher than 2004 but still favorable in 2005), and therefore may be subject to significant volatility. There can be no assurance that the Operating Partnerships will continue to generate cash flow at the level reported in 2005.

Year Ended February 28, 2005

Although the results of operations were reported on the consolidated method during the year ended February 28, 2005, the revenues and expenses reflected were predominantly that of the Operating Partnerships. The Operating Partnerships reported net income from operations for the year ended December 31, 2004 in the amount of approximately $419,000, inclusive of depreciation and amortization of approximately $1,663,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $393,000 during 2004, which considers payments to the principal reserve fund under the mortgages (approximately $439,000), deposits to the restricted replacement reserve held by the lender (approximately $76,000), capital expenditures (approximately $1,341,000) and withdrawals of approximately $207,000 from the replacement reserve during 2004. In addition, the Operating Partnerships deposited approximately $355,000 into a non-restrictive replacement reserve which is held by the Operating Partnerships. Although interest expense increased by approximately $60,000 as compared to the year ended December 31, 2003, the Operating Partnerships’ results of operations for the year ended December 31, 2004 benefited significantly from the low floater mortgages. The interest rates on the low floater mortgages began January 2004 at 1.06% and 1.11%, respectively, and ended the year at 1.58% and 2.09%, respectively. The average interest rates for the year were approximately 1.18% and 1.40%, respectively. As of December 31, 2004, the occupancy rate was approximately 98%.

Year Ended February 29, 2004

During the year ended February 29, 2004, Registrant earned interest of approximately $900. Registrant's operating expenses were higher compared to the year ended February 28, 2003 primarily as a result of legal costs (discussed above).

The Operating Partnerships reported net income from operations for the year ended December 31, 2003 in the amount of approximately $418,000, inclusive of depreciation and amortization of approximately $1,583,000. The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $1,046,000 during 2003, which considers payments to the principal reserve fund under the mortgages (approximately $402,000), net deposits to the replacement reserve (approximately $76,000) and capital expenditures (approximately $472,000), but does not include costs incurred in connection with the planned capital improvements to be covered by the Capital Improvements Escrow (discussed above) and interest earned on the Capital Improvements Escrow (approximately $39,000). In addition, the Operating Partnerships deposited approximately $355,000 into a separate replacement reserve which is held by the Operating Partnerships. The Operating Partnerships’ results of operations for the year ended December 31, 2003 were significantly enhanced by the low floater mortgages, as interest expense declined by approximately $88,000 as compared to the year ended December 31, 2002. The interest rates on the low floater mortgages began January 2003 at 1.10% and 1.39%, respectively, and ended the year at 1.06% and 1.11%, respectively. The average interest rates for the year were approximately 1.03% and 1.24%, respectively. The Operating Partnerships utilized approximately $72,000 from the replacement reserve during 2003. As of December 31, 2003, the occupancy rate was approximately 98%.

Inflation

Other than as discussed in Item 7A below, inflation is not expected to have a material adverse impact on Registrant’s results of operations.

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

As of February 28, 2006 and December 31, 2005, Registrant and the Operating Partnerships have the following contractual commitments:

Payments due by period:

	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years

Long-term debt: First mortgage (1)	$26,435,000	$429,334	$952,906	$1,093,967	$23,958,793

Other Long-term Liabilities:
Advances payable to general partner (2)	1,538,378	1,538,378	--	--	--
Investor service fees (3)	536,929	536,929	--	--	--

Total	$28,510,307	$2,504,641	$952,906	$1,093,967	$23,958,793

(1) Under the terms of the first mortgage, payments are made to a principal reserve; however, such payments are not credited against the unpaid principal balance of the first mortgage until the date on which bonds in the like amount are redeemed or defeased pursuant to the terms of the indenture. The amounts reflected above do not consider the payments to the principal reserve of $34,458.

(2) Advances payable to the Operating General Partner are payable from sale or refinancing proceeds of the Complex. Since the sale of the Complex is currently scheduled to occur during July 2006 pursuant to the Agreement of Purchase and Sale, such amount is presented herein as payable within one year.

(3) Investor service fees are payable to an affiliate of the General Partner and are considered due within one year.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on Registrant.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 2 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the possible disposition of the Complex owned by the Operating Partnerships. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale as of October 5, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the year ended February 28, 2006 includes approximately nine months of depreciation (through October 5, 2006).

Registrant adopted FIN 46(R) effective March 1, 2004. Accordingly, the accounting has changed significantly as the financial statements are now presented as consolidated.

Effective March 15, 2005, the Partnership adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Operating Partnerships use derivatives to manage risks related to interest rate fluctuations. The interest rate cap purchased in connection with the mortgage payable is recorded at fair market value and is included in assets held for sale in the accompanying consolidated balance sheet as of February 28, , with any change in fair market value reflected in the consolidated statement of operations in the period of change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Registrant has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Operating Partnerships' first mortgage as refinanced as of April 28, 2000. Although an interest rate cap has been purchased, a change in the low-floater interest rates of .25% would have an annualized impact of approximately $66,000 on the Operating Partnerships’ results of operations.

The Operating Partnerships purchased an interest rate cap to limit risks associated with their variable rate debt only for hedging purposes and not for speculation or trading purposes. Interest rate protection agreements such as interest rate caps may be used to convert or limit the risks associated with variable rate debt such that there is a limit on the interest rate that the Operating Partnerships would incur (as disclosed in the financial statements). However, such arrangement may expose the Operating Partnerships to additional risks. Although the management of the Operating Partnerships selected a reputable provider for such interest rate cap, this does not eliminate the risk that such provider may fail to honor its obligations if so required. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate the Operating Partnerships from risks associated with interest rate fluctuations. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if the Operating Partnerships terminate them. Any failure by the Operating Partnerships to effectively manage their exposure to interest rate risk through hedging agreements or otherwise, and any costs associated with such hedging arrangements could adversely affect the Operating Partnerships’ results of operations or financial condition. This could cause the market value of the Partnership’s Units to decline.

Item 8. Financial Statements and Supplementary Data

The financial information required in response to the Item 8 is submitted as part of Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 3, 2004, Registrant was informed that Rosenberg Neuwirth and Kuchner, Certified Public Accounts, P.C. (“RNK”) resigned as the Registrant’s principal independent accountants. RNK resigned because it became economically infeasible for RNK to service one public company. During Registrant’s fiscal years ended February 29 2004 and February 28, 2003, and the subsequent interim period through December 1, 2004, there were no disagreements with RNK on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of RNK, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any reportable events as defined under Item 304 (a) (1) (v) of Regulation S-K during such period. Effective as of April 13, 2005, Registrant engaged the firm of Reznick Group, P.C. as its independent accountants.

There were no disagreements with Reznick Group, P.C.

Item 9a. Controls and Procedures

As of February 28, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer of the General Partner, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of February 28, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

Item 9b. Other Information

Pursuant to oral communications with the SEC, it has been requested that Registrant amend its Form 10-Q as of and for the period ended November 30, 2004 to reflect Registrant’s adoption of FIN 46(R) and thereby consolidate the accounts and activities of the Operating Partnerships with those of Registrant. In addition, the Forms 10-Q as of and for the periods ended May 31, 2005 and August 31, 2005 will include a restatement of the 2004 amounts to reflect the adoption of FIN 46(R) effective March 1, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no directors or executive officers.

The General Partner was incorporated in Delaware on November 24, 1986. As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing. The directors and officers of the General Partner, who have served as such since inception, are as follows:

Name	Age	Office

Richard Paul Richman	58	President and Director

Robert H. Wilder, Jr.	60	Vice President, Assistant Secretary and Director

Neal Ludeke	47	Treasurer

Richard Paul Richman is President and a Director of WRHC. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and/or Chairman and a stockholder of The Richman Group, Inc. (“Richman Group”). In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, and a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr. is Vice President, Assistant Secretary and a Director of WRHC. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his account responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

Neal Ludeke is the Treasurer of WRHC. Mr. Ludeke, employed by Richman Group since November 1986, is the Treasurer of Richman Group and is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the WRHC. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

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

Item 11. Executive Compensation

Registrant is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 2006 or during the two prior fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Dixon Mill Investor, LLC ("DMI"), an affiliate of the Operating General Partner, having the address of 350 Veterans Boulevard, Rutherford, New Jersey 07070, owns 143 Units, representing approximately 17.9% of the outstanding Units of limited partnership interest.

Affiliates of Everest Properties, Inc., having the address of 199 S. Robles Avenue, Suite 200, Pasadena, California 91101, are the owners of approximately 248 Units, representing approximately 31% of the outstanding units of limited partnership interest.

As of May 31, 2006, no person or entity other than those identified herein Item 12 was known by Registrant to be the beneficial owner of more than 5% of the Units.

Item 13. Certain Relationships and Related Transactions

The financial interests in Registrant of the General Partner and Special Limited Partner are set forth under the heading "PROFITS, LOSSES and DISTRIBUTIONS" at pages 117 - 124 of the Prospectus.

Transactions with Affiliates of Management

The General Partner and certain of its affiliates are entitled to receive certain compensation, fees and reimbursement of expenses during the offering, operational and termination or refinancing stages of Registrant.

WRMC, Inc. ("WRMC"), an affiliate of the General Partner, is a co-management agent of the Complex. In connection with these services, WRMC earned $111,822 and received management fees of $113,034 in calendar 2005.

Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $98,314 in fiscal 2006 for its performance in connection with investor services for Registrant and the Operating Partnerships and received payment of $60,000.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 2006 and 2005.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended February 28, 2006 and 2005:

	2006	2005

Audit Fees	$34,500	$25,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2006 and 2005.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2006 and 2005 audit fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

(i)	The list of Financial Statements of Registrant appears on page F-1.

(ii)	The list of Financial Statements of the Operating Partnerships appears on page F-15.

(2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

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

(10P)	Amendment No. 1 to Agreement of Limited Partnership; ***

(10Q)	Reinstatement and Modification Agreement; ***

(10R)	Operating Deficit Escrow Agreement; ***

(10S)	Priority Operating Deficit Escrow Agreement; ***

(10T)	Amended and Restated Achievement Escrow Agreement; ***

(10U)	Default Avoiding Loan Agreement; ***

(10V)	Management Agreement; ***

(10W)	Chase Note; ***

(10X)	Letter of Intent to Reinstate and Modify the Mortgages; ****

(21)	Dixon Mills Associates Combined Audited Financial Statements for the Years Ended December 31, 2003, 2002 and 2001 and Independent Auditors’ Report;

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer;

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer;

(32.1)	Section 1350 Certification of Chief Executive Officer;

(32.2)	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by Reference to Registrant's Form S-11 Registration Statement as filed with the Securities and Exchange Commission on January 15, 1988.
**	Incorporated by Reference to Amendment No.1 to Registrant's Form S-11 Registration Statement as filed with the Securities and Exchange Commission on May 9, 1988.
***	Submitted as exhibit to Form 10-K for the fiscal year ended February 29, 1992.
****	Incorporated by Reference to Proxy dated March 23, 1992.

SIGNATURES

Pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 22nd day of June 2006.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

By:	Wilder Richman Historic Corporation, General Partner

By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

By:	/s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSISIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Wilder Richman Historic Properties II, L.P.

We have audited the accompanying consolidated balance sheets of Wilder Richman Historic Properties II, L.P. and Subsidiaries as of February 28, 2006 and 2005, and the related consolidated statement of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilder Richman Historic II, L.P. and Subsidiaries as of February 28, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method of accounting for its investment in Operating Partnerships effective March 1, 2004 with the adoption of Financial Accounting Standards Board Interpretation No. 46 (revised).

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 20, 2006

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

/s/ Rosenberg, Neuwirth & Kuchner
Certified Public Accountants, P.C.

April 28, 2004
New York, New York

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2006	2005

ASSETS

Land	$	$	$ 1,150,473

Building and improvements, net of accumulated
depreciation of $21,427,397			35,349,870

Cash and cash equivalents	4,184,690		5,909,227

Deferred costs, net of accumulated amortization of $133,650			757,339

Mortgage escrows and other deposits	1,181,280		3,285,704

Tenant security deposits			687,480

Assets held for sale	39,371,221

Other assets	57,270		32,706

	$44,794,461		$47,172,799

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES

Mortgages payable		$	$ 28,600,000
Accounts payable and accrued expenses	385,789		440,761
Accrued interest payable	40,775		22,073
Tenant security deposits payable			687,480
State of New Jersey filing fee payable	25,600		56,100
Liabilities held for sale	27,178,813
Due to affiliates	2,075,307		1,979,482

	29,706,284		31,785,896

MINORITY INTEREST	14,601,428		14,596,070

PARTNERS’ EQUITY	486,749		790,833

	$44,794,461		$47,172,799

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	February 28,	February 28,	February 29,
	2006	2005	2004
OPERATIONS

Revenue
Interest	$194,320	$56,265	$918

Expenses
Administrative	68,318	141,628	167,913
Investor service fees - affiliate	24,765	24,100	24,084
State of New Jersey Filing Fee	68,500	112,200	112,200

TOTAL EXPENSES	161,583	277,928	304,197

INCOME (LOSS) FROM CONTINUING OPERATIONS	32,737	(221,663)	(303,279)

DISCONTINUED OPERATIONS

Revenue
Rent	6,999,873	6,812,091
Equity in income of operating partnerships	- --	--	413,727

Total revenue from discontinued operations	6,999,873	6,812,091	413,727

Expenses
Administrative	1,330,096	1,186,879
Operating	2,985,059	2,873,378
Management fees - affiliate	279,554	257,334
Investor services fees - affiliate	73,549	71,614
Financial	702,740	395,654
Depreciation and amortization	1,280,338	1,663,256

Total expenses from discontinued operations	6,651,336	6,448,115

Income from discontinued operations
before minority interest	348,537	363,976	413,727

Minority interest income of operating partnerships	(5,358)	(4,188)	--

INCOME FROM DISCONTINUED
OPERATIONS	343,179	359,788	413,727

NET INCOME	$375,916	$138,125	$110,448

NET INCOME ALLOCATED TO

Limited partners	$372,157	$136,744	$109,344
General partner	3,759	1,381	1,104

	$375,916	$138,125	$110,448

-- continued -

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

	Year Ended

	February 28,	February 28,	February 29,
	2006	2005	2004
NET INCOME ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP INTEREST	$465.20	$170.93	$136.68

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS ALLOCATED PER UNIT
OF LIMITED PARTNERSHIP INTEREST	$40.51	$(274.31)	$(375.31)

INCOME FROM DISCONTINUED
OPERATIONS ALLOCATED PER UNIT
OF LIMITED PARTNERSHIP INTEREST	$424.68	$445.24	$511.99

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
YEARS ENDED FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit), February 28, 2003	$(134,538)	$2,347,691	$2,213,153

Distributions to partners	(10,709)	(1,060,172)	(1,070,881)

Net income, year ended February 29, 2004	1,104	109,344	110,448

Partner’s equity (deficit), February 29, 2004	(144,143)	1,396,863	1,252,720

Distributions to partners		(600,012)	(600,012)

Net income, year ended February 28, 2005	1,381	136,744	138,125

Partner’s equity (deficit), February 28, 2005	(142,762)	933,595	790,833

Distributions to partners		(680,000)	(680,000)

Net income, year ended February 28, 2006	3,759	372,157	375,916

Partners’ equity (deficit), February 28, 2006	$(139,003)	$625,752	$486,749

Limited partnership units outstanding	800	800	800

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	February 28,	February 28,	February 29,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$375,916	$138,125	$110,148
Adjustment to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	1,280,338	1,663,256
Minority interest in income of operating partnerships	5,358	4,188
Unrealized gain on interest rate cap	(65,846)
Write off of unamortized interest rate cap	113,891
Equity in income of operating partnerships			(413,727)
Decrease (increase) in tenant security deposits	(56,333)	24,013
Decrease (increase) in other assets	(24,564)	13,220	59
Increase (decrease) in accounts payable and accrued expenses	(54,972)	829	111,750
Increase in accrued interest payable	18,702	8,319
Increase (decrease) in tenant security deposits payable	56,333	(24,013)
Decrease in State of New Jersey filing fee payable	(30,500)		(56,100)
Increase in due to affiliates	95,825	48,389	9,084

Net cash provided by (used in) operating activities	1,714,148	1,876,326	(238,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(1,946,032)	(1,341,243)
Withdrawals from (payments to) principal reserve fund	1,635,478	(439,174)
Increase in mortgage escrows and other deposits	(143,131)	(389,923)
Net cash of consolidating subsidiaries as of beginning of year		6,788,271
Distribution received			1,239,180

Net cash provided by (used in) investing activities	(453,685)	4,617,931	1,239,180

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages	(2,165,000)
Purchase of interest rate cap	(140,000)
Distributions paid	(680,000)	(600,012)	(1,070,881)

Net cash used in financing activities	(2,985,000)	(600,012)	(1,070,881)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,724,537)	5,894,245	(70,187)

CASH AND CASH EQUIVALENTS, beginning of year	5,909,227	14,982	85,169

CASH AND CASH EQUIVALENTS, end of year	$4,184,690	$5,909,227	$14,982

SUPPLEMENTAL INFORMATION

Financial expenses paid	$691,162	$387,335	$--

-- continued --

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended

	February 28,	February 28,	February 29,
	2006	2005	2004

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$1,746,951	$1,830,212

Net cash used in investing activities	$(310,554)	$(1,780,417)

Net cash used in financing activities	$(2,305,000)

The amounts reflected above are included in the consolidated statements of cash flows as presented on page F-8. Amounts are not included for the year ended February 29, 2004 because the Partnership accounted for its investments in subsidiaries using the equity method of accounting for such year (see Note 1).

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

1.	ORGANIZATION

Wilder Richman Historic Properties II, L.P. (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act on October 15, 1987 to acquire all of the limited partnership interest in Dixon Mill Associates I (Phase One), Limited Partnership ("Dixon Mill I"), Dixon Mill Associates II (Phase Two), Limited Partnership ("Dixon Mill II") and Dixon Mill Associates III (Phase Three), Limited Partnership ("Dixon Mill III") (together herein referred to as the "Operating Partnerships") which, collectively, constructed, rehabilitated and own and operate a 433-unit apartment complex (the "Complex") located in Jersey City, New Jersey. In accordance with the tax exempt financing of the Complex, the Operating Partnerships are required to rent 15% to 20% of the apartment units to individuals of low or moderate income. Wilder Richman Historic Corporation (the "General Partner") is the General Partner of the Partnership. The general partner of the Operating Partnerships is Dixon Venture Corp. (“DVC”) (the "Operating General Partner"), which owns 1% of each of the Operating Partnerships.

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

Through February 29, 2004, the Investments in Operating Partnerships were accounted for under the equity method of accounting. Upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), Consolidation of Variable Interest Rate Entities (“FIN46 (R)”), as of March 1, 2004 (see Principles of Consolidation in Note 2 below), the Partnership is required to consolidate its financial information with that of the Operating Partnerships. Accordingly, the accompanying financial statements as of and for the years ended February 28, 2006 and 2005 are presented as consolidated.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant inter-partnership balances and transactions have been eliminated in consolidation.

Investments in Operating Partnerships

Prior to the adoption of FIN 46(R), the financial statements included the assets, liabilities and results of operations that related to the Partnership only. The Partnership accounted for its investment in the Operating Partnerships using the equity method of accounting, under which the investment was carried at cost and was adjusted by the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received or accrued, which was limited to the respective investment balances. For such periods, the statements of operations included the Partnership's equity in the earnings of the Operating Partnerships on a calendar year basis.

Fiscal Year

The Partnership’s fiscal year for financial reporting purposes ends on the last day of February, while that of the Operating Partnerships ends on December 31. Both the Partnership and the Operating Partnerships have a December 31 year end for tax purposes.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

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

Deferred Costs

Deferred costs represent costs incurred in connection with the mortgages (see Note 6) and are being amortized over the term of the respective mortgages using the straight line method. Annual amortization for each of the next five years ending December 31, 2006 through December 31, 2010 is $24,853.

Derivative Instruments

Effective March 15, 2005, the Partnership adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Operating Partnerships use derivatives to manage risks related to interest rate fluctuations. The interest rate cap purchased in connection with the mortgage payable (see Note 6) is recorded at fair market value and is included in assets held for sale in the accompanying consolidated balance sheet as of February 28, 2006 (see below under Land and Buildings and Improvements), with any change in fair market value reflected in the consolidated statement of operations in the period of change.

Land and Buildings and Improvements

The long-lived assets of the Operating Partnerships are classified as held for sale as of October 5, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. Land and buildings and improvements had been carried at cost. Depreciation of buildings was computed on the straight-line method over a 40-year life. Building improvements and furniture and equipment were depreciated over an estimated service life of 5 to 40 years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. See discussion above under Land and Buildings and Improvements regarding the long-lived assets of the Operating Partnerships being classified as held for sale as of October 5, 2005 as a result of the potential disposition of the Operating Properties.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

No provision for income taxes has been made because all income and losses are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 8 disclosures related to differences in the book and tax bases of accounting. The partners of the Operating Partnerships were entitled to a 25% historic rehabilitation tax credit on eligible costs as a reduction of their tax liabilities. The tax basis of the property was reduced by one-half of the historic rehabilitation tax credit.

Advertising Costs

Advertising costs are expensed as incurred.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	DISCONTINUED OPERATIONS

The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliated third party to purchase the property for $69,960,000. The offer is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place. However, the purchase price includes a nonrefundable deposit of $4,390,000 and the sale is expected to close by July 14, 2006. The following represents the detail of the assets and liabilities that are classified as discontinued operations as a result of certain assets and liabilities of the Operating Partnerships being classified as held for sale as of October 5, 2005 (see Note 2):

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

3.	DISCONTINUED OPERATIONS (CONTINUED)

Assets
Land	$1,150,473
Buildings and improvements, net of
accumulated depreciation of $22,668,343	36,054,956
Deferred costs, net of accumulated
accumulated amortization of $141,541	809,902
Mortgage escrow deposits	612,077
Tenant security deposits	743,813

$39,371,221

Liabilities
Mortgage payable	$26,435,000
Tenant security deposits payable	743,813

$27,178,813

4.	INVESTMENTS IN OPERATING PARTNERSHIPS

The Partnership determined that the Operating Partnerships are variable interest entities as defined by FIN 46(R) (see Note 1) and concluded that, as the limited partner in such entities, it is the primary beneficiary as defined by FIN 46(R) because it absorbs the majority of the expected income and loss variability (as it is entitled to a preferred return). Accordingly, the Partnership began consolidating the accounts of the Operating Partnerships effective March 1, 2004 and the accompanying consolidated financial statements as of and for the years ended February 28, 2006 and 2005 reflect the adoption of FIN 46(R). The debt of the Operating Partnerships is nonrecourse and the Partnership has no obligation in connection with such debt. Upon adoption of FIN 46(R), the Partnership recorded the assets and liabilities of the Operating Partnerships at their historical bases since the Operating Partnerships are under control of the Partnership.

Prior to March 1, 2004, the Partnership accounted for its investment in the Operating Partnerships under the equity method (see Note 2). Information related to the Partnership’s investment in Operating Partnerships for the year ended February 29, 2004 is as follows:

Balance, February 28, 2003	$2,475,099

Equity in income of Operating Partnerships	413,727

Distributions	(1,239,180)

Balance, February 29, 2004	$1,649,646

In accordance with the limited partnership agreements of the Operating Partnerships, income and losses are to be allocated 1% and 99% to the Operating General Partner and the Partnership, respectively. Under the equity method of accounting, losses are not allocable to the Partnership if the losses reduce its equity basis below zero. Losses in excess of the Partnership’s investment are allocated to the Operating General Partner.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

4.	INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

The limited partnership agreements of the Operating Partnerships provide that cash flow from operations be distributed 99% to the Limited Partner and 1% to the Operating General Partner until the Limited Partner has received a 7% preferred return (the "Preference Amount") on its initial capital contribution. The balance, if any, would be distributed 75% to the Limited Partner and 25% to the Operating General Partner. Any cumulative shortfall not recovered out of subsequent cash flow distributions will be payable from sale or refinancing proceeds, to the extent available. The cumulative preferred amount due to the Limited Partner at December 31, 2005 is $17,443,873. There is no assurance that all or any portion of such amount due as of December 31, 2005 will be paid, and no amount has been accrued.

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

The Operating Partnerships’ combined results of operations for the year ended December 31, 2003 are presented herein Note 4 for informational purposes because the accompanying consolidated statement of operations for the year ended February 29, 2004 reflects such operating results under the equity method of accounting.

Revenue
Rent	$6,876,152

Expenses
Administrative	1,325,315
Operating	2,985,769
Management fees	275,046
Financial	335,062
Depreciation and amortization	1,583,341

6,504,533

INCOME FROM OPERATIONS	371,619

Interest revenue	46,287

NET INCOME	$417,906

Net income allocated to Wilder Richman Historic Properties II, L.P.	$413,727

Net income allocated to Dixon Venture Corp.	$4,179

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

5.	TRANSACTIONS WITH AFFILIATES

DVC has complete authority, management and control of the Operating Partnerships. The Partnership and the Operating Partnerships, in the normal course of business, have transactions with affiliates. Due to affiliates in the accompanying consolidated balance sheets is comprised of the following items as of February 28, 2006 and 2005:

	2006	2005

Due to (from)

Morris Realty	$(5,259)	$(5,259)
DVC	1,543,637	1,484,914
Richman Asset Management, Inc.	536,929	499,827
	$2,075,307	$1,979,482

The Operating Partnerships incurred property management fees to WRMC, Inc., an affiliate of the Partnership, in the amount of $111,822 and $103,222 in 2005 and 2004, respectively. In addition, property management fees of $167,732 and $154,112 were incurred in 2005 and 2004, respectively, to Morris Property Management, an affiliate of the Operating General Partner..
Richman Asset Management, Inc. (“RAM”), an affiliate of the Partnership, provides investor services at a fee which is based upon a base amount of $60,000 in 1992 and is subject to adjustment annually thereafter based on changes in the Operating Partnerships’ rental revenue (the “Investor Services Fees”). Total Investor Services Fees incurred for 2006, 2005 and 2004 as reflected in the accompanying consolidated statements of operations were of $98,314, $95,714 and $24,084, respectively. As of February 28, 2006 and 2005, due to affiliates includes $536,929 and $499,827, respectively, of Investor Services Fees due to RAM.

Pursuant to the terms of the partnership agreements of the Operating Partnerships, DVC is entitled to interest on Operating Deficit Loans and voluntary loans made subsequent to the issuance of the Fannie Mae pass-through certificates (which occurred in February 1991). Interest on such advances accrues at 1% above the JP Morgan Chase prime rate (7.25% and 6% at December 31, 2005 and 2004, respectively). The Operating Partnerships incurred interest of $58,722 and $45,664 for 2005 and 2004, respectively. The amount payable to DVC is $1,543,637 (including accrued interest of $629,279) as of December 31, 2005 and $1,484,914 (including accrued interest of $570,557) as of December 31, 2004.

6.	MORTGAGES PAYABLE

On May 1, 2000, the Jersey City Redevelopment Agency (the “Agency”) provided mortgage financing for the Operating Partnerships in the amount of $28,600,000 for a term of 30 years through the issuance of (a) variable rate tax-exempt bonds in the amount of $26,435,000 maturing on May 15, 2030 (with an interest rate of 3.54% at December 31, 2005 ) which is secured by the property and (b) variable rate taxable bonds in the amount of $2,165,000 (which matured and were paid in full on November 15, 2005 from the principal reserve fund - see below).

To manage risk associated with the variable interest rates associated with the bonds, the Operating Partnerships executed an interest rate cap agreement (the “Rate Cap”) on May 15, 2005 for a cost of $140,000. Pursuant to the terms of the Rate Cap, the maximum interest rate on the bonds is 5%. The Rate Cap expires on May 15, 2010. The Operating Partnerships are required to fund an escrow (in the amount of $2,333 per month, the “Pledged Cap Account”) in connection with the purchase of another interest rate cap upon the expiration of the Rate Cap in 2010. The fair market value of the Rate Cap as of December 31, 2005 is $205,846 which is included in deferred costs on the accompanying balance sheet as of December 31, 2005.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

6.	MORTGAGES PAYABLE (CONTINUED)

Monthly payments are made into a principal reserve fund for the purpose of providing funds for retirement of the tax-exempt bonds issued by the Agency. As of December 31, 2005 and 2004, the balance of the principal reserve fund is $90,995 and $1,726,473, respectively. The bonds will be retired from funds in the reserve fund at which time the mortgage balance will be reduced accordingly. Monthly payments into the replacement reserve account are required in the amount of $6,363.

At December 31, 2005 the scheduled principal reserve fund payments are as follows:

2006	$429,334
2007	460,016
2008	492,890
2009	528,113
2010	565,854
Thereafter	23,958,793

	$26,435,000	*

*Included in liabilities held for sale in the accompanying consolidated balance sheet as of February 28, 2006 (see Note 3).

The carrying amount of the mortgage approximates fair value.

Restricted funds held in deposit as of December 31, 2005 and 2004 are as follows:

	2005	2004

Mortgage escrows
Principal reserve fund	$90,995	$1,726,473
Replacement reserve	39,676	183,384
Tax and insurance escrow	462,370	412,165
Pledged cap account	19,036	148,256

Subtotal	612,077*	2,470,278

Additional replacement reserve
not held by lender	1,181,280	815,426

	$1,793,357	$3,285,704

*Included in assets held for sale in the accompanying consolidated balance sheet as of February 28, 2006 (see Note 3).

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

7.	PARTNERS' EQUITY

In accordance with the terms of the partnership agreement, the General Partner, the special limited partner and the investor limited partners are allocated 1%, .01% and 98.99%, respectively, of income and losses.

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

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

8.	TAXABLE LOSS

A reconciliation of the financial statement net income of the Partnership for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 to the net loss as shown on the tax returns for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,

	2005	2004	2003

Financial statement income for the years ended February 28, 2006, February 28, 2005 and February 28, 2004	$375,916	$138,125	$110,448

Interest income and other transactions due to timing differences resulting from different fiscal year ends for tax purposes v. financial reporting purposes	20,827	24,275	1,980

	396,743	162,400	112,428

Financial statement to tax return difference arising from investments in Operating Partnerships	(212,586)	(139,473)

Minority interest allocation	5,358	4,188

Adjustment to fair market value of Rate Cap recorded for financial statement purposes	(65,846)	--	--

Write off of unamortized Rate Cap	113,891

Amounts paid/payable to related parties not deductible under Internal Revenue Code Section 267 and other adjustments	97,036	81,378	196,187

Excess of depreciation expense of the Operating Partnerships for income tax purpose over financial reporting purposes	(1,721,324)	(1,596,884)	(1,128,022)

Tax return net loss for the years ended December 31, 2005, 2004 and 2003, respectively	$(1,386,728)	$(1,488,391)	$(819,407)

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

8.	TAXABLE LOSS (CONTINUED)

The differences in the assets of the Partnership for financial reporting purposes and tax reporting purposes as of February 28, 2006 and 2005 are as follows:

	2006	2005

Assets - financial reporting	$44,794,461	$47,172,799

Assets - tax reporting	27,207,731	31,718,225

Difference	$17,586,730	$15,454,574

9.	CONTINGENCY

On December 21, 2005, a proposed class action suit was filed against the Operating Partnerships regarding the underpayment of security deposits to former tenants of the Property. It is uncertain as to the plaintiffs’ ability to obtain certification of the class and any judgments against the Operating Partnerships are inestimable.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents, Mortgage Escrows and Other Deposits and Tenant Security Deposits

The carrying amount approximates fair value.

The estimated fair values of the Partnership’s financial instruments as of February 28, 2006 and 2005 are disclosed elsewhere in the financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

11.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of results of operations for each of the four quarters for the fiscal years indicated.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006

Total revenue	$1,789,847	$1,792,871	$1,748,262	$1,863,213

Income (loss) from continuing operations	(27,496)	18,881	8,588	32,764

Net income (loss)	118,513	97,831	(26,132)	185,704

Net income (loss) per unit of limited partnership interest	146.66	121.07	(32.34)	229.81

2005

Total revenue	1,685,220	1,696,637	1,714,797	1,771,702

Loss from continuing operations	(41,683)	(40,399)	(53,616)	(85,965)

Net income (loss)	(5,074)	68,099	179,235	(104,135)

Net income (loss) per unit of limited partnership interest	(6.28)	84.27	221.81	(128.87)

The amounts reported above for revenues in each of the first two quarters for fiscal 2005 do not agree to the amounts reported in the Partnership’s reports on Form 10-Q. The amounts above reflect the consolidated revenues of the Partnership and the Operating Partnerships. The amounts previously reported in the Partnership’s reports on Form 10-Q reflected revenues of the Partnership only and accounted for the operations of the Operating Partnerships using the equity method. The financial statements for the year ended February 28, 2005 reflect consolidation for the entire year. The Partnership, with the consent of the SEC, has elected not to amend the 2005 first and second quarterly reports on Form 10-Q for the effects of consolidation.