Form 10-Q
period 2006-05-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2011-09-13
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes      No   X

As of September 13, 2011, there were 0 units of limited partnership interest outstanding.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Part I - Financial Information

Part II – Other Information

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures for Certifications		12-16

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2006	February 28, 2006
ASSETS

Cash and cash equivalents	$4,113,616	$4,184,690

Mortgage escrows and other deposits	1,274,101	1,181,280

Assets held for sale	39,924,857	39,371,221

Other assets	39,174	57,270

	$45,351,748	$44,794,461

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	489,390	385,789
Accrued interest payable	40,775	40,775
State of New Jersey filing fee		25,600
Liabilities held for sale	27,178,813	27,178,813
Due to related parties	2,111,184	2,075,307

	29,820,162	29,706,284

MINORITY INTEREST	14,606,283	14,601,428

PARTNERS’ EQUITY	925,303	486,749

	$45,351,748	$44,794,461

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006 -	2005 -
		(Restated)
OPERATIONS
REVENUE

Interest	$39,890	$25,324

EXPENSES
Administrative	31,500	19,945
Investor services fees – affiliate	5,658	4,375
State of New Jersey filing fee	6,518	28,500

	43,677	52,820

LOSS FROM OPERATIONS	(3,787)	(27,496)

DISCONTINUED OPERATIONS		-

REVENUE

Rent	1,771,874	1,764,523

EXPENSES
Administrative	170,031	152,390
Operating	784,114	746,569
Management fees – affiliate	74,571	84,243
Investor services fees – affiliate	11,250	17,415
Financial	277,287	200,362
Depreciation and amortization	7,425	415,814

	1,324,678	1,616,793

Income from discontinued operations before minority interest	447,196	147,730

Minority interest income of operating partnerships	(4,855)	(1,721)

INCOME FROM DISCONTINED OPERATIONS	$442,341	$146,009

NET INCOME	$438,554	$118,513

-continued-

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS  (CONTINUED)
THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006 -	2005 -
		(Restated)
NET INCOME ALLOCATED TO

Limited Partners	$434,169	$117,328
General Partners	4,386	1,185
	$438,554	$118,513

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (800 UNITS OF LIMITED PARTNERSHIP INTEREST)
	$542.71	$146.66

LOSS FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST
	$(4.69)	$(34.03)

See notes to consolidated financial statements

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006 -		2005 -
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$438,554		$118,513
Adjustment to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	7,425		415,814
Decrease (increase) in other assets	17,909		(196,916)
Minority interest in income of operating partnerships	4,855		1,721
Decrease (increase) in accounts payable and accrued expenses	103,600		(252,298)
Decrease in State of New Jersey filing fee payable	(25,600)		(56,100)
Increase in due to related parties	$35,878		31,994

Net cash provided by operating activities	582,621		62,728

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(181,875)		(293,496)
Increase in mortgage escrows and other deposits	(471,820)		(6,066)

Net cash used in investing activities	(653,695)		(299,562)

Net decrease in cash equivalents	(71,074	)1	(236,834)

Cash and cash equivalents at beginning of period	4,184,690		5,909,227

Cash and cash equivalents at end of period	$4,113,616		$5,672,393

SUPLEMENTAL INFORMATION

Financial expenses paid	$258,317		$188,946

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$658,499		$154,834

Net cash used in investing activities	$(653,695)		$(293,496)

See notes to consolidated financial statements

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented.  All adjustments are of a normal recurring nature.  No significant events have occurred subsequent to February 28, 2006 and no material contingencies exist which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as discussed in No. 2 and 3 below.

The results of operations for the three months ended May 31, 2006 are not necessarily indicative of the results to be expected for the entire year.  Certain prior period amounts in the unaudited consolidated financial statements (see Notes 2 and 3) have been reclassified to conform to the current period presentation.

2.
During October 2005, the Operating General Partner commenced a process to receive proposals for the sale of the Property.  As a result, certain of the Operating Partnerships’ assets and liabilities are classified as held for sale in the accompanying consolidated balance sheets. The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the real estate assets for $69,960,000.  The purchaser however canceled the Agreement of Purchase and Sale in October, 2006 after the Operating General Partner was unable to obtain the approval of the sale from the tax exempt bond issuer. After such approval was obtained, the purchase price was renegotiated to $69,460,000. The sale of the assets took place on November 14, 2006.

  .

       The following represents the detail of assets and liabilities that are classified as discontinued operations because the assets and liabilities of the Operating Partnerships are classified as held for sale as of May 31, 2006:

       ASSETS

Land, building and improvements, net accumulated depreciation	$37,387,304
Tenant security deposits	744,000
Mortgage escrows	991,076
Deferred costs, net of accumulated amortization	802,477

$39,924,857

       LIABILITIES

Mortgage payable	$26,435,000
Tenant security deposits payable	743,813

$27,178,813

3.
Additional information, including the audited February 28, 2006 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended February 28, 2006 on file with the Securities and Exchange Commission.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of May 31, 2006, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2006.  However, the Operating General Partner commenced a process during the fourth calendar quarter of 2005 to receive proposals for the sale of the Property. The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the real estate assets for $69,960,000.  The purchaser however canceled the Agreement of Purchase and Sale in October, 2006 after the Operating General Partner was unable to obtain the approval of the sale from the tax exempt bond issuer. After such approval was obtained, the purchase price was renegotiated to $69,460,000. The sale of the assets took place on November 14, 2006.  The Partnership’s fiscal year for financial reporting purposes ends on the last day of February, while that of the Operating Partnerships ends on December 31.  Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for the three months ended May 31, 2006 and 2005 with respect to the Partnership and for the three months ended March 31, 2006 and 2005 with respect to the Operating Partnerships.

Wilder Richman Historic Properties II, L.P. has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are highly representative of the Operating Partnerships.  The Property generated positive  cash flow for the three months ended March 31, 2006 (see Results of Operations, below); the Operating Partnerships' cash  and cash equivalents as of March 31, 2006 have increased  by approximately $4,000 compared to December 31, 2005, while accounts payable and accrued expenses have increased by approximately $79,000. The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, totaled approximately $1,333,000 (which includes deposits to a voluntary reserve), as of March 31, 2006.  The principal reserve, which is controlled by the lender for purposes of amortizing the debt, totaled approximately $196,000 as of March 31, 2006.  Each of the foregoing reserves and escrows are reflected in the accompanying consolidated balance sheet as of March 31, 2006 under the caption mortgage escrows and other deposits or assets held for sale

As mentioned above, the Operating Partnership sold its real estate assets on November 14, 2006 for $69,460,000. The operations of the Registrant terminated in December 2007.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Results of Operations

For the three months ended May 31, 2006, the consolidated statement of operations of the Partnership reflects net income of $438,554, inclusive of amortization expense of $7,425.  Since the Operating Partnership’s assets are classified as held for sale, depreciation of the assets was not recorded in the current period.  The loss from continuing operations decreased by approximately $24,000 for the three months ended May 31, 2006 as compared to the three months ended May 31, 2005 primarily as a result of (i) an increase in interest revenue of approximately $14,000 resulting from higher average cash and mortgage escrows and other deposits balances combined with higher average interest rates, (ii) a increase in administrative expenses of approximately $12,000 resulting primarily from an increase in the professional fees incurred by the Partnership the sale of the Operating Partnership assets and (iii) a decrease in the State of New Jersey filing fee of approximately $22,000. Income from discontinued operations increased by approximately $292,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of i) no depreciation being recorded for the three months ended March 31, 2006 as a result of the Property being classified as held for sale, offset by (ii) an increase in financial expense. Interest expense increased for the three months ended March 31, 2006 as a result of an increase in the low floater interest rates.  The average interest rate of the low floater bonds for the three months ended March 31, 2006 was 3.1% for the tax exempt bonds. The taxable bonds were paid off in November 2005.  The average occupancy for the three months ended March 31, 2006 was approximately 96%.  The Operating Partnerships generated cash flow after require debt service payments and replacement reserve deposits during the three months ended March 31, 2006 of approximately $5.000, which included required deposits to the principal reserve under the mortgages (approximately $106,000) and deposits to required escrows (approximately $248,000).

For the three months ended May 31, 2005, the consolidated statement of operations of the Partnership reflects net income of $118,513, inclusive of depreciation and amortization expense of $415,814.Costs associated with improvements of approximately $293,000 were included in buildings and improvements for the three months ended March 31, 2005.  Operating expenses decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of the timing of planned repairs which were incurred during the three months ended March 31, 2004    Interest expense increased for the three months ended March 31, 2005 as a result of an increase in the low floater interest rates.  The average interest rate on the low floater bonds for the three months ended March 31, 2005 was 1.82% for the tax exempt bonds and 2.46% for the taxable bonds.  The average occupancy for the three months ended March 31, 2005 was approximately 95%.  The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits during the three months ended March 31, 2005 of approximately $34,000, which includes required deposits to the principal reserve under the mortgages (approximately $116,000) and deposits to required escrows (approximately $110,000).

       Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, which requires the Partnership to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

The Partnership records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  See Note 3 to the consolidated financial statements regarding certain assets and liabilities of the Operating Partnerships being classified as held for sale effective October 5, 2005.

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

Item 4.        Controls and Procedures

As of May 31, 2006, under the direction and participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, Registrant evaluated the effectiveness of its disclosure controls and procedures and the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of  May 31, 2006, the Registrant’s disclosure controls and procedures were not effective to ensure  that material information required to be disclosed  in the Registrant’s periodic report filings with the  SEC is recorded, processed, summarized and reported for the three months ended May 31, 2006 consistent with the definition of “disclosure controls and procedures” under the Security Exchange Act of 1934.

The accounting for the sale of the Operating Partnerships and the wind down, dissolution and final accounting of Registrant’s operations took longer than anticipated. In addition, there was significant turnover within the accounting department of the General Partner of Registrant which also contributed to the delay.

Once the accounting noted above was completed, the Chief Executive Officer and Chief Financial Officer of Registrant believe that the material information required to be disclosed in Registrant’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Registrant is in its final stage of closing out its affairs and has filed a Form 15 with SEC.

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

  Exhibit 10.1 Agreement of Purchase and Sale dated as of April 3, 2006 between the Operating Partnerships and RMPC Dixon LLC *
  Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
  Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
  Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
  Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

          * Incorporated by Reference to Form 8-K dated June 23, 2006 and Form 8-K dated November 8, 2006.

Wilder Richman Historic Properties II, L.P.
Form 10-Q
May 31, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

	By:	Wilder Richman Historic Corporation
General Partner

Dated: September 13, 2011		/s/ Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

Dated: September 13, 2011		/s/ James Hussey
James Hussey
Chief Financial Officer