Form 10-Q
period 2006-08-31
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2011-09-13
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Part I - Financial Information

Part II – Other Information

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures for Certifications		12-16

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2006	February 28, 2006
ASSETS

Cash and cash equivalents	$4,085,012	$4,184,690

Mortgage escrows and other deposits	802,466	1,181,280

Assets held for sale	40,567,865	39,371,221

Other assets	69,564	57,270

	$45,524,907	$44,794,461

LIABILITIES AND PARTNERS’ EQUITY

Liabilities

Accounts payable and accrued expenses	196,249	385,789
Accrued interest payable	45,275	40,775
State of New Jersey filing fee		25,600
Liabilities held for sale	27,178,813	27,178,813
Due to related parties	2,147,921	2,075,307

	29,568,238	29,706,284

MINORITY INTEREST	14,611,103	14,601,428

PARTNERS’ EQUITY	1,345,546	486,749

	$45,524,907	$44,794,461

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended August 31, 2006	Six Months Ended August 31, 2006	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
			(Restated)	(Restated)
REVENUE

Interest	$47,499	$87,389	$33,321	$58,645

EXPENSES
Administrative	45,803	77,303	765	20,710
Investor service fees - affiliate	5,659	11,317	7,675	12,050
State of New Jersey Filing Fees	6,520	13,038	6,000	34,500

	57,982	101,658	14,440	67,260

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,483)	(14,269)	18,881	(8,615)

DISCONTINUED OPERATIONS

REVENUE

Rent	1,795,923	3,567,799	1,759,550	3,524,073

EXPENSES
Administrative	546,723	716,754	192,203	344,593
Operating	420,234	1,204,350	705,421	1,451,990
Management fee – affiliate	68,492	143,063	91,853	176,096
Investor service fees - affiliate	11,250	22,500	17,403	34,818
Financial	306,254	583,541	256,782	457,144
Depreciation and amortization	7,425	14,850	415,814	831,628
	1,360,378	2,685,058	1,679,476	3,296,269

Income from discontinued operations before minority interest	435,545	882,741	80,074	227,804

Minority interest income of operating partnerships	(4,819)	(9,674)	(1,124)	(2,845)

INCOME FROM DISCONTINUED OPERATIONS	430,726	873,067	78,950	224,959

NET INCOME	$420,243	$858,798	$97,831	$216,344

-- continued --

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
 (Unaudited)

	Three Months Ended August 31, 2006	Six Months Ended August 31, 2006	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
			(Restated)	(Restated)
NET INCOME
ALLOCATED TO

Limited partners	$416,041	$850,210	$96,853	$214,181
General partner	4,202	8,588	978	2,163

	$420,243	$858,798	$97,831	$216,344

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (800 UNITS OF LIMITED PARTNERSHIP INTEREST)	$520.04	$1,062.75	$121.07	$267.73

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(12.97)	$(17.66)	$23.37	$ (10.66)

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)

	2006 -	2005 -
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$858,798	$216,344
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	14,850	831,628
Minority interest in income of operating partnerships	9,674	2,845
Decrease in tenant security deposits
Increase in other assets	(12,481)	(139,728)
Decrease in accounts payable and accrued expenses	(189,541)	(142,673)
Increase in accrued interest payable	4,500
Decrease in State of New Jersey filing fee	(25,600)	(56,100)
Increase in due to related parties	72,615	68,489

Net cash provided by operating activities	732,815	780,805

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(432,881)	(798,106)
Increase in mortgage escrows and other deposits	(399,612)	(484,413)

Net cash used in investing activities	(832,493)	(1,282,519)

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to limited partners	-	(680,000)

Net cash used in financing activities	-	(680,000)

Net decrease in cash and cash equivalents	(99,678)	(1,181,714)

Cash and cash equivalents at beginning of period	4,184,690	5,909,227

Cash and cash equivalents at end of period	$4,085,012	$4,727,513

SUPPLEMENTAL INFORMATION

Financial expenses paid	$540,243	$434,231

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$807,669	$878,723

Net cash used in investing activities	$(832,493)	$(1,282,519)

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
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

The results of operations for the six months ended August 31, 2006 are not necessarily indicative of the results to be expected for the entire year.  Certain prior period amounts in the unaudited consolidated financial statements (see Notes 2 and 3) have been reclassified to conform to the current period presentation.

2.
During October 2005, the Operating General Partner commenced a process to receive proposals for the sale of the Property.  As a result, certain of the Operating Partnerships’ assets and liabilities are classified as held for sale in the accompanying consolidated balance sheets..  The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the real estate assets for $69,960,000. The purchaser however canceled the Agreement of Purchase and Sale in October, 2006 after the Operating General Partner was unable to obtain the approval of the sale from the tax exempt bond issuer. After such approval was obtained, the purchase price was renegotiated to $69,460,000. The sale of the assets took place on November 14, 2006.

The following represents the detail of the assets and liabilities that are classified as discontinued operations because the assets and liabilities of the Operating Partnerships are classified as held for sale as of August 31, 2006:

ASSETS

Land, building and improvements, net of accumulated depreciation	$37,638,310
Tenant security deposits	744,000
Mortgage escrows	1,390,503
Deferred costs, net of accumulated amortization	795,052

$40,567,865

LIABILITIES

Mortgage payable	$26,435,000
Tenant security deposits payable	743,813

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

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of August 31, 2006, Wilder Richman Historic Properties II, L.P. (the "Partnership") experienced few changes in its financial condition as compared to February 28, 2006.  However, the Operating General Partner commenced a process during the fourth calendar quarter of 2005 to receive proposals for the sale of the Property. The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the real estate assets for $69,960,000.  The purchaser however canceled the Agreement of Purchase and Sale in October, 2006 after the Operating General Partner was unable to obtain the approval of the sale from the tax exempt bond issuer. After such approval was obtained, the purchase price was renegotiated to $69,460,000. The sale of the assets took place on November 14, 2006. The Partnership’s fiscal year for financial reporting purposes ends on the last day of February, while that of the Operating Partnerships ends on December 31. Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for the three and six month periods ended August 31, 2006 and 2005 with respect to the Partnership and for the three and six month periods ended June 30, 2006 and 2005 with respect to the Operating Partnerships.

 Wilder Richman Historic Properties II, L.P. has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are highly representative of the Operating Partnerships.  The Property generated positive cash flow from operations (before costs incurred in connection with building improvements) of approximately $407,000 for the six months ended June 30, 2006 (see Results Operations, below), offset by approximately $433,000 of capital improvements. As a result, the Operating Partnerships’ cash and cash equivalents as of June 30, 2006 have decreased by approximately $24,000 compared to December 31, 2006. Accounts payable and accrued expenses have decreased approximately $234,000.  The replacement reserve account, which is controlled by the lender for the purpose of funding planned capital improvements and needed repairs, totaled $578,000 as of June 30, 2006.  The principle reserve, which is controlled by the lender for purposes of amortizing the debt, totaled approximately $302,000 as of June 30, 2006.  Each of the foregoing reserves and escrows are reflected in the accompanying consolidated balance sheet as of August 31, 2006 under the caption assets held for sale.

As mentioned above, the Operation Partnership sold its real estate assets on November 14, 2006 for $69,460,000. The operations of the Registrant terminated in December 2007.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2.          Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Results of Operations

For the six months ended August 31, 2006, the consolidated statement of operations of the Partnership reflects net income of $858,798, inclusive of amortization expense of $14,850. Since the Operating Partnership assets are classified as held for sale, depreciation of the assets was not recorded in the current period. The loss from continuing operations increased by approximately $6,000 for the six months ended August 31, 2006 as compared to the six months ended August 31, 2005 primarily as a result of (i) an increase in interest revenue of approximately $29,000 resulting from higher average cash and mortgage escrows and other deposits balances combined with higher average interest rates, (ii) a increase in administrative expenses of approximately $57,000 resulting primarily from a increase in professional fees incurred by the Partnership the sale of the Operating Partnership assets and (iii) a decrease in the State of New Jersey filing fee of approximately $21,000. Income from discontinued operations increased by approximately $648,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as a result of i) no depreciation being recorded for the six months ended June 30, 2006 as a result of the Property being classified as held for sale, offset by (ii) an increase in financial expense. The average interest rate on the low floater bonds for the six months ended June 30, 2006 was 3.33% for the tax exempt bonds. The taxable bonds were paid off in November 2005. Average occupancy for the six months ended June 30, 2006 was approximately 96%.  The Operating Partnerships generated a cash surplus after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2006 of approximately $212,000 which includes required deposits to the principal reserve under the mortgages (approximately $211,000), deposits to required escrows (approximately $497,000) deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $177,000) and planned capital improvements (approximately $433,000).

For the six months ended August 31, 2005, the consolidated statement of operations of the Partnership reflects net income of $216,344, inclusive of depreciation and amortization expense of $831,628.  Operating expenses decreased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as a result of the timing of planned repairs which were incurred during the six months ended June 30, 2004.  Interest expense for the six months ended June 30, 2005 increased compared to the six months ended June 30, 2004.  The average interest rate on the low floater bonds for the six months ended June 30, 2005 was 2.19% for the tax exempt bonds and 2.71% for the taxable bonds.  Despite the continued favorable interest rates in 2005, the Operating Partnerships’ net cash flow declined as a result of the costs incurred in connection with the planned capital expenditures.  The average occupancy for the six months ended June 30, 2005 was approximately 95%.  The Operating Partnerships generated a cash deficit after required debt service payments and required replacement reserve deposits during the six months ended June 30, 2005 of approximately $116,000 which includes required deposits to the principal reserve under the mortgages (approximately $235,000), deposits to required escrows (approximately $57,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $182,000) and planned capital improvements (approximately $798,000)

       Critical Accounting Policies and Estimates

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

The Partnership records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.”  See Note 3 to the consolidated financial statements regarding certain assets and liabilities of the Operating Partnerships being classified as held for sale effective October 5, 2005.

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

Item 4.        Controls and Procedures

As of August 31, 2006, under the direction and participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, Registrant evaluated the effectiveness of its disclosure controls and procedures and the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of  August 31, 2006, the Registrant’s disclosure controls and procedures were not effective to ensure  that material information required to be disclosed  in the Registrant’s periodic report filings with the  SEC is recorded, processed, summarized and reported for the three months ended August 31, 2006, consistent with the definition of “disclosure controls and procedures” under the Security Exchange Act of 1934.

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
August 31, 2006

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