Form 10-Q
period 2006-11-30
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2011-09-13
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_________________

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

Yes___            No   X

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

Yes          No   X

As of September 13, 2011, there were 0 units of limited partnership interest outstanding.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures for Certifications		13 - 17

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2006	February 28, 2006
ASSETS

Cash and cash equivalents	$44,294,548	$4,184,690

Mortgage escrows and other deposits	788,158	1,181,280

Escrow - JCRA	2,000,000

Assets held for sale		39,371,221

Other assets	6,528	57,270

	$47,089,234	$44,794,461

LIABILITIES AND PARTNERS’ EQUITY

Liabilities

Accounts payable and accrued expenses	$374,076	$385,789
Accrued interest payable		40,775
State of New Jersey filing fee		25,600
Liabilities held for sale		27,178,813
Due to related parties	2,208,681	2,075,307

	2,582,757	29,706,284

MINORITY INTEREST	6,918,795	14,601,428

PARTNERS’ EQUITY	37,587,682	486,749

	$47,089,234	$44,794,461

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended November 30, 2006	Nine Months Ended November 30, 2006	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005

OPERATIONS

REVENUE

Interest	$261,165	$348,554	$38,097	$96,742

EXPENSES
Administrative	9,200	86,503	259	20,969
Investor service fees - affiliate	5,658	16,975	11,250	23,300
State of New Jersey Filing Fee	6,509	19,547	18,000	52,500
	21,367	123,025	29,509	96.769

INCOME (LOSS) FROM
CONTINUING OPERATIONS	239,798	225,529	8,588	(27)

DISCONTINUED OPERATIONS

REVENUE

Rent	2,473,220	6,041,019	1,710,165	5,234,238

EXPENSES
Administrative	415,359	1,132,113	199,632	544,225
Operating	1,315,426	2,519,776	790,321	2,242,311
Management fee - affiliate	119,290	262,353	38,159	214,255
Investor service fees - affiliate	17,348	39,848	52,342	87,160
Financial	283,671	867,213	248,550	705,694
Depreciation and amortization	14,850	29,700	415,878	1,247,506
	2,165,944	4,851,003	1,744,882	5,041,151

OTHER INCOME
Gain on sale of real estate assets	28,002,756	28,002,756

Income (loss) from discontinued operations before minority interest	28,310,032	29,192,772	(34,717)	193,087

Minority interest (income) loss of operating partnerships	7,692,306	7,682,633	(3)	(2,848)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	36,002,338	36,875,405	(34,720)	190,239

NET INCOME (LOSS)	$36,242,136	$37,100,934	$(26,132)	$190,212

-- continued --

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
 (Unaudited)

	Three Months Ended November 30, 2006	Nine Months Ended November 30, 2006	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005

NET INCOME (LOSS) ALLOCATED TO

Limited partners	$35,879,715	$36,729,925	$(25,871)		$188,310
General partner	362,421	371,009	(261)		1,902

	$36,242,136	$37,100,934	$(26,132)		$190,212

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (800 UNITS OF LIMITED PARTNERSHIP INTEREST)	$44,849.64	$45,912.41	$(32.34)		$235.39

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$296.75	$279.09	$10.63	$	( .03)

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$37,100,934	$190,212
Gain on sale of real estate assets	(28,002,756)
Depreciation and amortization	29,700	1,247,506
Minority interest in income (loss) of operating partnerships	(7,682,633)
Adjustment of current assets and liabilities at time of sale	(156,221)	2,848
Decrease in tenant security deposits	743,813
Increase in JCRA escrow	(2,000,000)
Increase (decrease) in other assets	50,742	(107,262)
Decrease in accounts payable and accrued expenses	(11,714)	(278,975)
Decrease in accrued interest payable	(40,775)
Decrease in State of New Jersey filing fee	(25,600)	(45,500)
Decrease in tenant security liability	(743,813)
Increase in due to related parties	133,374	108,677

Net cash provided (used in) by operating activities	(604,949)	1,116,506

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of real estate assets	69,460,000
Cost of sales of real estate assets	(2,792,442)
Purchase of fixed assets	(522,950)	(1,530,753)
Increase (decrease) in mortgage escrows and other deposits	1,005,199	(432,166)

Net cash provided by (used in) investing activities	67,149,807	(1,962,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of mortgages	(26,435,000)
Distribution to limited partners	-	(680.000)

Net cash used in financing activities	(26,435,000)	(680,000)

Net increase (decrease) in cash and cash equivalents	40,109,858	(1,526,413)

Cash and cash equivalents at beginning of period	4,184,690	5,909,227

Cash and cash equivalents at end of period	$44,294,548	$4,382,814

SUPPLEMENTAL INFORMATION

Financial expenses paid	$907,987	$671,446

-- continued --

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2006
(Unaudited)

	2006	2005

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$(457,486)	$779,982

Net cash provided by (used in) investing activities	$67,149,807	$(1,153,252)

Net cash used in financing activities	$(26,435,000)

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations are impacted significantly by the results of operations of the Operating Partnerships, which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to February 28, 2006 which would require additional disclosures in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as discussed in No. 2 and 3 below.

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

At the Sale, the Operating Partnerships repaid in full all outstanding mortgages totaling $26,435,000 and deposited the Agency-required escrow of $2,000,000.  In addition, the Operating Partnerships incurred closing costs of $2,792,442 and made a distribution to the Partnership in the amount of $32,378,126, with an additional amount owing of $5,602,706.  The $2,000,000 escrow was set aside from Sale proceeds otherwise payable to the Operating General Partner pursuant to the terms of the limited partnership agreements of the Operating Partnerships.  Accordingly, if such amount or any portion thereof is released pursuant to the terms of the escrow agreement between the Operating Partnerships and the Agency, any such amount will be distributed to the Operating General Partner.

Since the Operating Partnerships have a calendar year end, the consolidated results of the Partnership have historically included activity for a different time period from the Operating Partnerships, which has not resulted in materially different operating results. In order to report the sale of the real estate assets and the remaining rental activity of the Operating Partnerships, the November 30, 2006 financial statements include Operating Partnerships results as of November 30, 2006, rather than September 30, 2006.  The results of operations for the nine months ended November 30, 2006 are not indicative of the results to be expected for the entire year as they include the gain from the sale of real estate assets and the remaining rental operating activities.

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

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources
The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the real estate assets for $69,960,000. The offer was subject to various terms and conditions which resulted in an actual sales price of $69,460,000.The property was sold on November 14, 2006. See discussion below under “Liquidity and Capital Resources.”  The Partnership’s fiscal year for financial reporting purposes ends on the last day of February, while that of the Operating Partnerships ends on December 31.  Since the Operating Partnerships have a calendar year end, the consolidated results of the Partnership has historically included activity for a different time period from the Operating Partnerships, which has not resulted in materially different operating results.  In order to report the sale of the real estate assets and the remaining rental activity of the Operating Partnerships, the November 30, 2006 financial statements include Operating Partnerships results as of November 30, 2006. Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for the three and nine month periods ended November 30, 2006 and 2005 with respect to the Partnership, and for the three and eleven month period ended November 30, 2006 and the three and nine months ended September 30, 2005 with respect to the Operating Partnerships.

Wilder Richman Historic Properties II, L.P. has very limited operating activity; accordingly, the results of operations reflected in the accompanying consolidated statements of operations are highly representative of the Operating Partnerships.  The Property generated cash flow from operations (including activity in connect with the sale of the real estate assets) for the eleven months ended November 30, 2006 (see Results of Operations, below).  The Operating Partnerships' cash and cash equivalents as of November 30, 2006 have increased by approximately $40,257,000 compared to December 31, 2005.  The cash along with remaining mortgage escrows and deposits will be used to pay remaining liabilities of the Operating Partnerships. The balance will  be distributed to the Operating General Partner and Partnership.

As mentioned above, the Operating Partnership sold it assets on November 14, 2006 for $69,460,000. In December 2007, the general partner formed a liquidating trust, and all of the Registrant’s remaining assets have been transferred to such liquidating trust.  Registrant has also filed a Certificate of Dissolution with the Delaware Secretary of State.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Results of Operations

The Operating General Partner sold the real estate assets of the Operating Partnership on November 14, 2006 for $69,460,000.  For the nine months ended November 30, 2006, the consolidated statement of operations of the Partnership reflects net income of $37,100,934 which includes gain on the sale of real estate assets of $28,002,756.  Since the Operating Partnership assets were held for sale, depreciation of the assets was not recorded in the current period.  The income from continuing operations increased by approximately $225,000 for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005 primarily as a result of (i) an increase in interest revenue of approximately $252,000 resulting from higher cash balances combined with higher average interest rates, (ii) a increase in administrative expenses of approximately $65,000 resulting primarily from a increase in professional fees incurred by the Partnership and (iii) a decrease in the State of New Jersey filing fee of approximately $33,000.

Since the Operating Partnerships have a calendar year end, the consolidated results of the Partnership has historically included activity for a different time period from the Operating Partnerships, which has not resulted in materially different operating results.  In order to report the sale of the real estate assets and the remaining rental activity of the Operating Partnerships, the November 30, 2006 financial statements include Operating Partnerships results as of November 30, 2006. Accordingly, the results of operations reflected in the accompanying consolidated statements of operations are for three and eleven month period ended November 30, 2006. Discontinued operations includes approximately 10.5 months of activity through the date of sale .

Comparison of discontinued operations between current period and the prior year is not meaningful as the time frame are not the same: approximately 10.5 months ended November 30, 2006 as compared with nine months ended September 30, 2005. The average interest rate on the low floater bonds for the eleven months ended November 30, 2006 was 3.54% for the tax exempt bonds. The taxable bonds were paid off in November 2005.  The average occupancy for 2006 through the date of sale was approximately 91%.  The Operating Partnerships generated a cash surplus of approximately $40,257,000 as a result of rental activities and the sale of the real estate assets.

For the nine months ended November 30, 2005, the consolidated statement of operations of the Partnership reflects net income of $190,212, inclusive of depreciation and amortization expense of $1,247,506.  The loss from continuing operations decreased by approximately $136,000 for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2004 primarily as a result of (i) an increase in interest revenue of approximately $72,000 resulting from higher average cash and mortgage escrows and other deposits balances combined with higher average interest cash and expenses of approximately $37,000 resulting primarily from a decrease in professional fees incurred by the Partnership and (iii) a decrease in the State of New Jersey filing fee of approximately $32,000.  Interest expense for the nine months ended September 30, 2005, increased compared to the nine months ended September 30, 2004.  The average interest rate on the low floater bonds for the nine months ended September 30, 2005 was 2.26% for the tax exempt bonds and 2.94% for the taxable bonds.  Despite the continued favorable interest rates in 2005, the Operating Partnerships’ net cash flow declined as a result of the costs incurred in connection with planned capital expenditures.  The average occupancy for the nine months ended September 30, 2005 was approximately 95%.  The Operating Partnerships generated a cash deficit after required debt service payments and required replacement reserve deposits during the nine months ended September 30, 2005 of approximately $689,000, which includes required deposits to the principal reserve under the mortgages (approximately $356,000), deposits to required escrows (approximately $68,000), deposits to a voluntary replacement reserve account held by the Operating Partnerships (approximately $266,000) and planned capital improvements (approximately $1,531,000).

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

The Partnership sold its real estate assets on November 14, 2006.  Prior to that date, the Partnership recorded its real estate assets at cost less accumulated depreciation and, if there are indications that impairment existed, would have adjusted the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale in the accompanying consolidated balance sheet as of November 30, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell.  Once classified as held for sale, depreciation of the assets ceases.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Partnership currently has no market risk sensitivity with regard to financial instruments.

Item 4.  Controls and Procedures

As of November 30, 2006, under the direction and participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, Registrant evaluated the effectiveness of its disclosure controls and procedures and the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that as of  November 30, 2006, the Registrant’s disclosure controls and procedures were not effective to ensure  that material information required to be disclosed  in the Registrant’s periodic report filings with the  SEC is recorded, processed, summarized and reported for the three months ended November 30, 2006, consistent with the definition of “disclosure controls and procedures” under the Security Exchange Act of 1934.
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
November 30, 2006

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