Form 10-K
period 2007-02-28
WILDER RICHMAN HISTORIC PROPERTIES II LP
filed 2011-09-13
CIK 827830

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 28, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

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

As of September 13, 2011, Registrant has 0 outstanding units of limited partnership interest.

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,280,000.  There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units. In December 2007, the general partner formed a liquidating trust, and all of the Registrant’s remaining assets have been transferred to such liquidating trust.  Registrant has also filed a Certificate of Dissolution with the Delaware Secretary of State.  The Registrant filed a final Federal tax return in 2007.

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

Registrant was organized to acquire all of the limited partnership interests in Dixon Mill Associates I (Phase One), Limited Partnership, Dixon Mill Associates II (Phase Two), Limited Partnership, and Dixon Mill Associates III (Phase Three), Limited Partnership, each of which is a New Jersey limited partnership (individually "Dixon Mill I," "Dixon Mill II" and "Dixon Mill III," respectively, and collectively the "Operating Partnerships")  each Operating Partnership owned one phase ("Phase") of an aggregate 433-unit residential apartment complex (the "Complex") located in Jersey City, New Jersey, that consists of buildings designated as certified historic structures by the U.S. Department of the Interior.  The Operating Partnerships constructed and substantially rehabilitated the Complex, which qualified for a rehabilitation tax credit in 1988, 1989 and 1990.  The Operating Partnerships operated the Complex until it was sold on November 14, 2006.  The general partner of the Operating Partnerships is Dixon Venture Corp. (the "Operating General Partner"), which is not an affiliate of Registrant or WRHC.

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

The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the real estate assets for $69,960,000.  The purchaser however canceled the Agreement of Purchase and Sale in October, 2006 after the Operating General Partner was unable to obtain the approval of the sale from the tax exempt bond issuer. After such approval was obtained,   the Agreement of Purchase and Sale was reinstated with a purchase price of $69,460,000. The sale of the assets took place on November 14, 2006.

At the Sale, the Operating Partnerships repaid in full all outstanding mortgages totaling $26,435,000 and deposited an Agency-required escrow of $2,000,000.  In addition, the Operating Partnerships incurred closing costs of $2,792,442 and made a distribution to Registrant in the amount of $32,378,126, with an additional amount owing of $5,602,706, which was set aside for estimated NJ non-resident withholding tax.  The $2,000,000 escrow was set aside from Sale proceeds otherwise payable to the Operating General Partner pursuant to the terms of the limited partnership agreements of the Operating Partnerships.  Accordingly, if such amount or any portion thereof is released pursuant to the terms of the escrow agreement between the Operating Partnerships and the Agency, any such amount will be distributed to the Operating General Partner.

During the year ended February 28, 2008, Registrant received the remaining proceeds from Sale of $2,869,088 (net of State of New Jersey withholding taxes on non–resident partners in the amount of $2,715,098 and State of New Jersey filing fees of $18,520) and made additional distributions of $2,888,032 to the limited partners and $320,825 in aggregate to the General Partner and Special Limited Partner. Subsequent to February 28, 2008, distributions have been made to investor limited partners and the General Partner totaling $141,565 and $171, respectively, with approximately $585,000 held back for potential unforeseen costs, pursuant to the terms of the Limited Partnership Agreement.

Registrant filed a final Federal tax return effective December 31, 2007.   All remaining cash was deposited into a nominee account held by the General Partner on behalf of Registrant. As of July 31, 2011 the Registrant’s nominee cash account had a balance of $539,095. It is the Registrant’s current intention to pay its remaining expenses (primarily professional fees associated with this filing) and distribute the balance, if any, to its partners by December 31, 2011.

Financial Information About Industry Segments

Registrant was engaged solely in the business of owning a limited partnership interest in each of the Operating Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below for a summary of Registrant's operations.

Working Capital Reserves

As of February 28, 2007, Registrant had working capital reserves of approximately $735,000, which were offset by accrued liabilities totaling $183,145.In December, 2007, the General Partner established a nominee account from the remaining funds held by Registrant in the approximate amount of $735,000 to pay any future expenses incurred by the Registrant in the process of terminating its affairs. As of July 31, 2011 the Partnership’s nominee cash account had a balance of $539,095. It is the Partnership’s intention to pay its remaining expenses (primarily professional fees associated with this filing), and distribute the balance, if any, to its partners by December 31, 2011.

 See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The Registrant has sold its real estate assets and has no other assets other than cash. Registrant is in the process of terminating its affairs; therefore, it is currently not impacted by competition.

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

Item 1A.  Risk Factors

The Registrant has sold its real estate assets and has no other assets other than cash. Registrant is in the process of terminating its affairs therefore only limited risk remains, such as the chance of an IRS or state tax audit.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

The registrant currently owns no properties.

Item 3.     Legal Proceedings

On December 21, 2005, a proposed class action suit was filed against the Operating Partnerships regarding the underpayment of security deposits to former tenants of the Property. The matter was settled in 2006 for a nominal amount, which was expensed during the year.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop before the registrant liquidates.

Holders

As of February 28, 2007, there were approximately 340 record holders of Units holding an aggregate of 800 Units in Registrant.

Distributions

The Agreement of Limited Partnership of Registrant provides that cash available for distribution be distributed annually to the partners in specified proportions subject to the discretion of the Operating General Partner. Distributions received from the Operating Partnerships are pursuant to the terms of the limited partnership agreements of the Operating Partnership. For the year ended February 28, 2007 the investor limited partners received distributions of $31,444,000 from the sale of the Operating Partnerships’ real estate assets on November 14, 2006, inclusive of the cumulative preferred distribution in the amount of $18,888,730.  The General Partner’s share of the distributions in the amount of $317,649 was paid subsequent to February 28, 2007.  Additional distributions were made to limited partners subsequent to February 28, 2007 in the amount of $5,602,706; such amount is inclusive of required New Jersey withholding payments made on behalf of nonresident limited partners. The limited partners received distributions of $680,000 for the year ended February 28, 2006.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

	Year Ended
	February 28, 2007 (a)		February 28, 2006 (a)	February 28, 2005 (a)	February 29, 2004	February 28, 2003
Total revenues	$6,544,647		$7,194,193	$6,868,356	$918	$2,115
Equity in income of investment in operating partnerships	$--		$--	$--	$413,727	$851,780
Net income	$37,164,087	(b)	$375,916	$138,125	$110,448	$695,620
Net income per unit of limited partnership interest	$45,990		$465	$171	$137	$861
Income (loss) from continuing operations	$289,859		$32,737	$(221,663)	$(303,279)	$(156,160)
Net income (loss) from continuing operations per unit of limited partnership interest	$359		$41	$(274)	$(375)	$(193)
Distributions to limited partners	$31,444,000		$680,000	$600,012	$1,060,172	$--

Distributions per unit of limited partnership interest	$39,305		$850	$750	$1,325	$--
At year end:
Total assets	$8,072,299		$44,794,461	$47,172,799	$1,675,809	$2,571,508

Mortgages payable	$--		$26,435,000	$28,600,000

(a)Includes operations and total assets of the Operating Partnerships due to the change in accounting to consolidate the Operating Partnerships effective March 1, 2004.

(b)Includes gains on sale of real estate assets of $28,002,756 and the Operating Partnerships’ net income allocation between partners to adjust capital accounts for current and future distributions in connection with the liquidation of the partnership.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Operating General Partner commenced a process to receive proposals for the sale of the Complex during October 2005.  An agreement to sell the Complex was negotiated and executed effective April 3, 2006, subject to a due diligence period for the purchaser as well as other various terms and conditions including the Operating Partnership obtaining the approval of the sale by the issuer of the tax exempt bonds, which where to be paid off at the time of sale (the “Agreement of Purchase and Sale”).  The Agreement of Purchase and Sale was extended several times, with the latest being on May 24, 2006, resulting in a renegotiated purchase price of $69,960,000 and a nonrefundable deposit of $4,390,000. The purchaser, however, canceled the Agreement of Purchase and Sale in October, 2006 after the Operating General Partner was unable to obtain the approval of the sale from the tax exempt bond issuer. After such approval was obtained , the purchase price was renegotiated to $69,460,000. The sale of the Complex took place on November 14, 2006.  The adjusted purchase price resulted in a reduced distribution to the Operating General Partner pursuant to the limited partnership agreement of the Operating Partnerships but did not impact distributions to Registrant.

At the Sale, the Operating Partnerships repaid in full all outstanding mortgages totaling $26,435,000 and deposited an Agency-required escrow of $2,000,000.  In addition, the Operating Partnerships incurred closing costs of $2,792,442 and made a distribution to Registrant in the amount of $32,378,126, with an additional amount owing of $5,602,706, which was set aside for estimated NJ non-resident withholding tax.  The $2,000,000 escrow was set aside from Sale proceeds otherwise payable to the Operating General Partner pursuant to the terms of the limited partnership agreements of the Operating Partnerships.  Accordingly, if such amount or any portion thereof is released pursuant to the terms of the escrow agreement between the Operating Partnerships and the Agency, any such amount will be distributed to the Operating General Partner.

As of February 28, 2007, Registrant had working capital reserves of approximately $735,000, which were offset by accrued liabilities totaling $183,145.In December, 2007, the General Partner established a nominee account from the remaining funds held by Registrant in the approximate amount of $735,000 to pay any future expenses incurred by the Registrant in the process of terminating its affairs. As of July 31, 2011 the Partnership’s nominee cash account had a balance of $539,095. It is the Partnership’s intention to pay its remaining expenses (primarily professional fees associated with this filing), and distribute the balance, if any, to its partners by December 31, 2011.

The disposition of the Complex is consistent with a plan of liquidation and winding up of the business of Registrant.

The Complex generated cash flow for the year ended December 31, 2006 as a result of net rental income for approximately 10.5 months and from the sale of the Complex.  The Operating Partnerships' cash and cash equivalents as of December 31, 2006 were distributed during 2007.

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complex owned by the Operating Partnerships was held for sale (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations).  However, as the dissolution of the Registrant was not imminent as of February 28, 2007, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern. The disposition of the Complex on November 14, 2006 is consistent with a plan of liquidation and winding up of the business of Registrant.

Prior to the sale of the Complex, Registrant's operating results were highly dependent upon the operating results of the Operating Partnerships and were significantly impacted by the policies of the Operating Partnerships.

Year Ended February 28, 2007

The results of operations reported for the year ended February 28, 2007, were predominantly that of the Operating Partnerships. The Operating General Partner sold the Complex owned by the Operating Partnerships on November 14, 2006 for $69,460,000. The Operating Partnerships reported net income from operations for the year ended December 31, 2006 in the amount of approximately $29,654,740, which includes gain on the sale of real estate assets of $28,002,756. Since the Operating Partnerships’ assets were held for sale, depreciation of the assets was not recorded in the current period. Although interest expense increased by approximately $164,000 as compared to the year ended December 31, 2005, the Operating Partnerships’ results of operations for the year ended December 31, 2006 still benefited from the low floater mortgages.  The interest rates on the low floater mortgage began January 2006 at 3.2%; prior to the sale of the Complex, the low floater rate on the mortgages was 3.54%. The average interest rate for the period was approximately 3.5%. The mortgage was paid off at the time of sale on November 14, 2006.  The occupancy rate was approximately 91% on the sale date. Occupancy had decreased as the Operating General Partner ceased to lease units after the sales contract was executed consistent with the terms of the sales contract. Net income was allocated among the partners to adjust capital accounts for current and future distributions in connection with the liquidation of the Registrant.

Year Ended February 28, 2006

Although the results of operations were reported on the consolidated method during the year ended February 28, 2005, the revenues and expenses reflected were predominantly that of the Operating Partnerships.  The Operating Partnerships reported net income from operations for the year ended December 31, 2005 in the amount of approximately $536,000, inclusive of depreciation and amortization of approximately $1,280,000.  Although interest expense increased by approximately $307,000 as compared to the year ended December 31, 2004, the Operating Partnerships’ results of operations for the year ended December 31, 2005 still benefited from the low floater mortgages.  The interest rates on the low floater mortgages began January 2005 at 1.78% and 2.36%, respectively, and ended the year at 3.54% as to the first mortgage, while the second mortgage was fully paid off in November 2005.  The average interest rates for the year were approximately 2.39% and 3.11%, respectively. The Operating Partnerships incurred a deficit after required debt service payments and required replacement reserve deposits of approximately $716,000 during 2005, which includes payments to the principal reserve fund under the mortgages (approximately $530,000), deposits to the restricted replacement reserve held by the lender (approximately $76,000), capital expenditures (approximately $1,946,000) and withdrawals of approximately $221,000 from the replacement reserve during 2005. In addition, the Operating Partnerships deposited approximately $366,000 into a non-restrictive replacement reserve which is held by the Operating Partnerships. As of December 31, 2005, the occupancy rate was approximately 99%.

Year Ended February 28, 2005

Although the results of operations were reported on the consolidated method during the year ended February 28, 2005, the revenues and expenses reflected were predominantly that of the Operating Partnerships.  The Operating Partnerships reported net income from operations for the year ended December 31, 2004 in the amount of approximately $419,000, inclusive of depreciation and amortization of approximately $1,663,000.  The Operating Partnerships generated cash flow after required debt service payments and required replacement reserve deposits of approximately $393,000 during 2004, which includes payments to the principal reserve fund under the mortgages (approximately $439,000), deposits to the restricted replacement reserve held by the lender (approximately $76,000), capital expenditures (approximately $1,341,000) and withdrawals of approximately $207,000 from the replacement reserve during 2004. In addition, the Operating Partnerships deposited approximately $355,000 into a non-restrictive replacement reserve which is held by the Operating Partnerships. Although interest expense increased by approximately $60,000 as compared to the year ended December 31, 2003, the Operating Partnerships’ results of operations for the year ended December 31, 2004 benefited significantly from the low floater mortgages.  The interest rates on the low floater mortgages began January 2004 at 1.06% and 1.11%, respectively, and ended the year at 1.58% and 2.09%, respectively.  The average interest rates for the year were approximately 1.18% and 1.40%, respectively.  As of December 31, 2004, the occupancy rate was approximately 98%.

Inflation

Other than as discussed in Item 7A below, inflation is not expected to have a material adverse impact on Registrant’s results of operations.

Contractual Obligations

As of February 28, 2007 Registrant and the Operating Partnerships have the following contractual commitments:

Investor service fees are payable to an affiliate of the General Partner in the amount of $22,633.

Off Balance Sheet Arrangements

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See discussion under Liquidity and Capital Resources above regarding the disposition of the Complex owned by the Operating Partnerships.  Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale as of October 5, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell.  Once classified as held for sale, depreciation of the assets ceases.

Effective March 15, 2005, the Registrant adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The Operating Partnerships use derivatives to manage risks related to interest rate fluctuations.  The interest rate cap purchased in connection with the mortgage payable is recorded at fair market value and is included in assets held for sale in the accompanying consolidated balance sheet as of February 28, 2006, with any change in fair market value reflected in the consolidated statement of operations in the period of change. At the time of sale of the Complex, the balance of the cap was written off and is included in the Gain on the Sale of Real Estate Assets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant currently has no market risk due to interest rate exposure as the variable rate bonds were retired at the time of the sale of the real estate assets on November 14, 2006.

Item 8.     Financial Statements and Supplementary Data

The financial information required in response to the Item 8 is submitted as part of Item 15.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with Reznick Group, P.C.

Item 9a.   Controls and Procedures

As of February 28, 2007, under the direction and participation of the Chief Executive Officer and Chief Financial Officer of the General Partner, Registrant  evaluated the effectiveness of its disclosure controls and procedures and  the Chief Executive Officer and Chief Financial Officer of the General Partner  concluded that as of  February 28, 2007, the Registrant’s disclosure controls and procedures were not effective to ensure  that material information required to be disclosed  in the Registrant’s periodic report filings with the  SEC is recorded, processed, summarized and reported as of and for the year ended February 28, 2007, consistent with the definition of “disclosure controls and procedures” under the Security Exchange Act of 1934.

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

Item 9b.   Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Registrant has no directors or executive officers.

The General Partner was incorporated in Delaware on November 24, 1986.  As described below, its principals have had significant experience in various facets of the real estate business including the development of multi-family rental housing.  The directors and officers of the General Partner, who have served as such since inception and who shall hold office until a successor is elected and qualified, are as follows:
Name	Age	Office

Richard Paul Richman	64	President and Director

Robert H. Wilder, Jr.	66	Vice President, Assistant Secretary and Director

James Hussey	50	Treasurer

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

James Hussey has served as the Chief Financial Officer (Treasurer) of WRRC since January 2009.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the WRRC General Partner.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.  Mr. Hussey received a Bachelor of Science degree from SUNY at Albany in 1983 and an MBA from Columbia Business School in 1994.

Registrant is not aware of any family relationship between any directors and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers noted herein

Item 10.

The audit committee of the Registrant consists of Mr. Richman, Mr. Hussey and Charles Krafnick, Assistant Treasurer of WRHC.  Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.The Board of Directors of WRHC has adopted a code of ethics for senior financial officers of the Registrant, applicable to the       Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions.  Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11.  Executive Compensation

Registrant is not required to pay the officers, directors or partners of the General Partner any direct compensation, and no such compensation was paid during the year ended February 28, 2006 or during the two prior fiscal years.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2007, Dixon Mill Investor, LLC ("DMI"), an affiliate of the Operating General Partner, having the address of 350 Veterans Boulevard, Rutherford, New Jersey 07070, owned 144 Units, representing approximately 18% of the outstanding Units of limited partnership interest.

As of February 28,2007, Affiliates of Everest Properties, Inc., having the address of 199 S. Robles Avenue, Suite 200, Pasadena, California 91101, are the owners of approximately 246.75 Units, representing approximately 30.8% of the outstanding units of limited partnership interest.

As of February 28, 2007, no person or entity other than those identified herein Item 12 was known by Registrant to be the beneficial owner of more than 5% of the Units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

WRMC, Inc. ("WRMC"), an affiliate of the General Partner, was a co-management agent of the Complex.  In connection with these services, WRMC earned  and received management fees of $104,941 in calendar 2006.

Richman Asset Management, Inc. an affiliate of the General Partner, earned compensation in the amount of $62,481 in fiscal 2007 for its performance in connection with investor services for Registrant and the Operating Partnerships and received payment of $580,695 of accrued and unpaid fees.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the years ended February 28, 2007 and 2006.

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Wilder and Mr. Hussey serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Wilder and Mr. Hussey would not be considered independent as they serve as officers of the General Partner.  Although Mr. Richman, Mr. Wilder and Mr. Hussey are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.  Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.   Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended February 28, 2007 and 2006:

	2007	2006

Audit Fees	$34,500	$34,500
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation and are included in the Audit Fees listed above..  There were no other accounting fees incurred by Registrant in fiscal 2007 and 2006.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2007 and 2006 audit fees.

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

(10P)	Amendment No. 1 to Agreement of Limited Partnership; ***

(10Q)	Reinstatement and Modification Agreement; ***

(10R)	Operating Deficit Escrow Agreement; ***

(10S)	Priority Operating Deficit Escrow Agreement; ***

(10T)	Amended and Restated Achievement Escrow Agreement; ***

(10U)	Default Avoiding Loan Agreement; ***

(10V)	Management Agreement; ***

(10W)	Chase Note; ***

(10X)	Letter of Intent to Reinstate and Modify the Mortgages; ****

(10Y)	Agreement of Purchase and Sale dated as of April 3, 2006 between the Operating Partnerships and RMPC Dixon LLC*****

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer;

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer;

(32.1)	Section 1350 Certification of Chief Executive Officer;

(32.2)	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by Reference to Registrant's Form S-11 Registration Statement as filed with the Securities and Exchange Commission on January 15, 1988.
**	Incorporated by Reference to Amendment No.1 to Registrant's Form S-11 Registration Statement as filed with the Securities and Exchange Commission on May 9, 1988.
***	Submitted as exhibit to Form 10-K for the fiscal year ended February 29, 1992.
****	Incorporated by Reference to Proxy dated March 23, 1992.
*****	Incorporated by Reference to Form 8-K dated June 23, 2006 and Form 8-K dated November 8, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 13th day of September, 2011.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.

By:	Wilder Richman Historic Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer and Director

	By:	/s/James Hussey
James Hussey - Chief Financial Officer and Director

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSISIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Wilder Richman Historic Properties II, L.P.

We have audited the accompanying consolidated balance sheets of Wilder Richman Historic Properties II, L.P. and Subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for the years ended February 28, 2007, 2006 and 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilder Richman Historic II, L.P. and Subsidiaries as of February 28, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended February 28, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
September 13, 2011

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2007	2006

ASSETS

Cash and cash equivalents	$6,072,299	$4,184,690

Mortgage escrows and other deposits		1,184,280
JCRA escrow	2,000,000
Assets held for sale		39,371,221

Other assets		57,270

	$8,072,299	$44,794,461

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$160,512	$385,789
Accrued interest payable		40,775
State of New Jersey filing fee payable		25,600
Liabilities held for sale		27,178,813
Due to affiliates	22,633	2,075,307

	183,145	29,706,284

MINORITY INTEREST	1,682,318	14,601,428

PARTNERS’ EQUITY	6,206,836	486,749

	$8,072,299	$44,794,461

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	February 28,	February 28,	February 28,
	2007	2006	2005
OPERATIONS

Revenue
Interest	$503,628	$194,320	$56,265

Expenses
Administrative	165,061	68,318	141,628
Investor service fees - affiliate	22,633	24,765	24,100
State of New Jersey Filing Fee	26,075	68,500	112,200

TOTAL EXPENSES	213,769	161,583	277,928

INCOME (LOSS) FROM CONTINUING OPERATIONS	289,859	32,737	(221,663)

DISCONTINUED OPERATIONS

Revenue
Rent	6,041,019	6,999,873	6,812,091

Expenses
Administrative	1,132,113	1,330,096	1,186,879
Operating	2,519,776	2,985,059	2,873,378
Management fees - affiliate	262,353	279,554	257,334
Investor services fees - affiliate	39,848	73,549	71,614
Financial	867,213	702,740	395,654
Depreciation and amortization	29,700	1,280,338	1,663,256

Total expenses from discontinued operations	4,851,003	6,651,336	6,448,115

OTHER INCOME
Gain on sale of real estate assets	28,002,756

Income from discontinued operations
before minority interest	29,192,772	348,537	363,976

Minority interest (income) loss of operating partnerships	7,681,456	(5,358)	(4,188)

INCOME FROM DISCONTINUED
OPERATIONS	36,874,228	343,179	359,788

NET INCOME	$37,164,087	$375,916	$138,125

NET INCOME ALLOCATED TO

Limited partners	$36,792,446	$372,157	$136,744
General partner	371,641	3,759	1,381

	$37,164,087	$375,916	$138,125

-- continued –

WILDER RICHMAN HISTORIC PROPERTIES II, L.P.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

	Year Ended

	February 28,	February 28,	February 28,
	2007	2006	2005
NET INCOME ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP INTEREST (800
UNITS OF LIMITED PARTNERSHIP INTEREST)	$45,990.58	$465.20	$170.93

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS ALLOCATED PER UNIT
OF LIMITED PARTNERSHIP INTEREST	$358.70	$40.51	$(274.31)

INCOME FROM DISCONTINUED
OPERATIONS ALLOCATED PER UNIT
OF LIMITED PARTNERSHIP INTEREST	$45,631.86	$424.68	$445.24

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICT)
YEARS ENDED FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

	General	Limited
	Partner	Partners	Total

Partner’s equity (deficit), February 29, 2004	(144,143)	1,396,863	1,252,720

Distributions to partners		(600,012)	(600,012)

Net income, year ended February 28, 2005	1,381	136,744	138,125

Partner’s equity (deficit), February 28, 2005	(142,762)	933,595	790,833

Distributions to partners		(680,000)	(680,000)

Net income, year ended February 28, 2006	3,759	372,157	375,916

Partners’ equity (deficit), February 28, 2006	(139,003)	625,752	486,749

Distributions to partners		(31,444,000)	(31,444,000)

Net income year ended February 28, 2007	371,641	36,792,446	37,164,087

Partners’ equity February 28, 2007	$232,638	$5,974,198	$6,206,836

Limited partnership units outstanding		800

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	February 28,	February 28,	February 28,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,164,087	$375,916	$138,125
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Gain on sale of real estate assets	(28,002,756)
Depreciation and amortization	29,700	1,280,338	1,663,256
Minority interest income (loss) in income of operating partnerships	(7,681,456)	5,358	4,188
Unrealized gain on interest rate cap		(65,846)
Write off of interest rate cap		113,891
Adjustment of current assets and liabilities at time of sale of real estate assets	(156,221)
Decrease (increase) in tenant security deposits	743,813	(56,333)	24,013
Increase in JCRA escrow	(2,000,000)
Decrease (increase) in other assets	57,270	(24,564)	13,220
Increase (decrease) in accounts payable and accrued expenses	(225,277)	(54,972)	829
Increase (decrease) in accrued interest payable	(40,775)	18,702	8,319
Increase (decrease) in tenant security deposits payable	(743,813)	56,333	(24,013)
Decrease in State of New Jersey filing fee payable	(25,600)	(30,500)
Increase (decrease) in due to affiliates	(1,143,574)	95,825	48,389

Net cash provided by (used in) operating activities	(2,024,602)	1,714,148	1,876,326

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of real estate assets	69,460,000)
Cost of sales of real estate assets	(2,792,442)
Investment in fixed assets	(522,950)	(1,946,032)	(1,341,243)
Withdrawals from (payments to) principal reserve fund	(19,036)	1,635,478	(439,174)
Increase (decrease) in mortgage escrows and other deposits	1,812,393	(143,131)	(389,923)
Distributions paid to minority interest	(5,237,654)
Net cash of consolidating subsidiaries as of beginning of year			6,788,271

Net cash provided by (used in) investing activities	62,700,311	(453,685)	4,617,931

- continued --

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended

	February 28,	February 28,	February 28,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages	(26,435,000)	(2,165,000)
Payment of loans from operating general partner and affiliates	(909,100)
Purchase of interest rate cap		(140,000)
Distributions paid	(31,444,000)	(680,000)	(600,012)

Net cash used in financing activities	(58,788,100)	(2,985,000)	(600,012)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,887,609	(1,724,537)	5,894,245

CASH AND CASH EQUIVALENTS, beginning of year	4,184,690	5,909,227	14,982

CASH AND CASH EQUIVALENTS, end of year	$6,072,299	$4,184,690	$5,909,227

SUPPLEMENTAL INFORMATION

Financial expenses paid	$907,988	$691,162	$387,335

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by (used in) operating activities	$(1,660,012)	$1,746,951	$1,830,212

Net cash provided by (used in) investing activities	$67,937,965	$(310,554)	$(1,780,417)

Net cash used in financing activities	$(64,959,880)	$(2,305,000)

The amounts reflected above are included in the consolidated statements of cash flows as presented on page F-7 and above.

See notes to consolidated financial statements.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

1.           ORGANIZATION

Wilder Richman Historic Properties II, L.P. (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act on October 15, 1987 to acquire all of the limited partnership interest in Dixon Mill Associates I (Phase One), Limited Partnership ("Dixon Mill I"), Dixon Mill Associates II (Phase Two), Limited Partnership ("Dixon Mill II") and Dixon Mill Associates III (Phase Three), Limited Partnership ("Dixon Mill III") (together herein referred to as the "Operating Partnerships") which, collectively, constructed, rehabilitated and owned and operated a 433-unit apartment complex (the "Complex") located in Jersey City, New Jersey  In accordance with the tax exempt financing of the Complex, the Operating Partnerships are required to rent 15% to 20% of the apartment units to individuals of low or moderate income.  Wilder Richman Historic Corporation (the "General Partner") is the General Partner of the Partnership. The general partner of the Operating Partnerships is Dixon Venture Corp. (“DVC”) (the "Operating General Partner"), which owns 1% of each of the Operating Partnerships.

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

The Operating Partnerships sold the Complex on November 14, 2006.  (See Note 9.) However, as the dissolution of the Registrant was not imminent as of February 28, 2007, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern.

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

Accounts Receivable and Bad Debts

Tenant receivables are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management.  Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method. At the time of sale of the Complex, the tenant receivables balances were written off and are included in the Gain on the Sale of Real Estate Assets.

F-9

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Costs

Deferred costs represent costs incurred in connection with the mortgages (see Note 6) and are being amortized over the term of the respective mortgages using the straight line method.  At the time of sale of the Complex, the balances were written off and are included in the Gain on the Sale of Real Estate Assets.

Derivative Instruments

Effective March 15, 2005, the Partnership adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The Operating Partnerships use derivatives to manage risks related to interest rate fluctuations.  The interest rate cap purchased in connection with the mortgage payable (see Note 6) is recorded at fair market value and is included in assets held for sale in the accompanying consolidated balance sheet as of February 28, 2005 (see below under Land and Buildings and Improvements), with any change in fair market value reflected in the consolidated statement of operations in the period of change.  At the time of sale of the Complex, the balance was written off and is included in the Gain on the Sale of Real Estate Assets.

Land and Buildings and Improvements

The long-lived assets of the Operating Partnerships have been classified as held for sale as of October 5, 2005 and have been measured at the lower of their carrying amount or fair value less cost to sell.  Once classified as held for sale, depreciation of the assets ceases.  Land and buildings and improvements had been carried at cost.  Depreciation of buildings was computed on the straight-line method over a 40-year life.  Building improvements and furniture and equipment were depreciated over an estimated service life of 5 to 40 years. As of October 5, 2005, the property was listed for sale.  Therefore, deprecation has only been recorded though October 5, 2005. At the time of sale of the Complex, the balances were written off and included in the Gain on the Sale of Real Estate Assets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amounts and estimated fair value.   See discussion above under Land and Buildings and Improvements regarding the long-lived assets of the Operating Partnerships being classified as held for sale as of October 5, 2005 as a result of the potential and ultimate sale of the Complex.

Rental Income

Rental income is recognized for apartment rentals as they accrue.  Rental payments received in advance are deferred until earned.  All leases between the Operating Partnerships and tenants of the property are operating leases.

F-10

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership and the Operating Partnerships to concentrations of credit risk consist principally of temporary cash investments in high credit quality financial institutions.

Income Taxes

No provision for income taxes has been made because all income and losses are allocated to the partners for inclusion in their respective tax returns.  In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 6 disclosures related to differences in the book and tax bases of accounting.  The partners of the Operating Partnerships were entitled to a 25% historic rehabilitation tax credit on eligible costs as a reduction of their tax liabilities.  The tax basis of the property was reduced by one-half of the historic rehabilitation tax credit.

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

Other Comprehensive Income

The Partnership has no items of other comprehensive income for any of the periods presented.

Allocation of Partnership Income/(Loss)

Partnership net income/(loss) is allocated to the Partners in accordance with the Partnership’s Agreement of Limited Partnership.
Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on the Registrant.

3.           TRANSACTIONS WITH AFFILIATES

DVC has complete authority, management and control of the Operating Partnerships.  The Partnership and the Operating Partnerships, in the normal course of business, have transactions with affiliates.  Due to affiliates in the accompanying consolidated balance sheets is comprised of the following items as of February 28, 2007 and 2006:

	2007	2006

Due to (from)

Morris Realty	$-	$(5,259)
DVC	-	1,543,637
Richman Asset Management, Inc.	22,633	536,929
	$22,633	$2,075,307

The Operating Partnerships incurred property management fees to WRMC, Inc., an affiliate of the Partnership, in the amount of $104,941 and $111,822 in 2006 and 2005, respectively.  In addition, property management fees of $157,412 and $167,732 were incurred in 2006 and 2005, respectively, to Morris Property Management, an affiliate of the Operating General Partner.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

3.        TRANSACTIONS WITH AFFILIATES - CONTINUED

Richman Asset Management, Inc. (“RAM”), an affiliate of the Partnership, provides investor services at a fee which is based upon a base amount of $60,000 in 1992 and is subject to adjustment annually thereafter based on changes in the Operating Partnerships’ rental revenue (the “Investor Services Fees”).  Total Investor Services Fees incurred for 2007, 2006 and 2005 as reflected in the accompanying consolidated statements of operations were of $62,481, $98,314 and $95,714, respectively.  As of February 28, 2007 and 2006, due to affiliates includes $22,633 and $536,929, respectively, of Investor Services Fees due to RAM.

Pursuant to the terms of the partnership agreements of the Operating Partnerships, DVC is entitled to interest on Operating Deficit Loans and voluntary loans made subsequent to the issuance of the Fannie Mae pass-through certificates (which occurred in February 1991).  Interest on such advances accrues at 1% above the JP Morgan Chase prime rate (9.25% and 7.25% at December 31, 2006 and 2005, respectively).  The Operating Partnerships incurred interest of $78,885and $58,722 for 2006 and 2005, respectively. DVC was repaid the loans after the sale of the Complex by the Operating Partnerships in the amount of $1,622,522 (including accrued interest of $708,164.) The amount payable to DVC was $1,543,637 (including accrued interest of $629,279) as of December 31, 2005.

4.        MORTGAGES PAYABLE

On May 1, 2000, the Jersey City Redevelopment Agency (the “Agency”) provided mortgage financing for the Operating Partnerships in the amount of $28,600,000 for a term of 30 years through the issuance of (a) variable rate tax-exempt bonds in the amount of $26,435,000 maturing on May 15, 2030 (with an interest rate of 3.54% at the time of sale of the real estate assets) and (b) variable rate taxable bonds in the amount of $2,165,000 (which matured and were paid in full on November 15, 2005 from the principal reserve fund – see below).  The tax exempt bonds were paid off at the time of sale of the Complex on November 14, 2006 (see Note 9).  The mortgages were secured by the Complex.

To manage risk associated with the variable interest rates associated with the bonds, the Operating Partnerships executed an interest rate cap agreement (the “Rate Cap”) on May 15, 2005 for a cost of $140,000.  Pursuant to the terms of the Rate Cap, the maximum interest rate on the mortgages is 5%.  The Rate Cap was scheduled to expire on May 15, 2010.  The Operating Partnerships are required to fund an escrow (in the amount of $2,333 per month, the “Pledged Cap Account”) in connection with the purchase of another interest rate cap upon the expiration of the Rate Cap in 2010.   The Rate Cap, part of other deferred costs, was written off at the time of sale of the Complex.

Prior to the sale of the Complex, monthly payments were made into a principal reserve fund for the purpose of providing funds for retirement of the tax-exempt bonds issued by the Agency.  As of December 31, 2005 and 2004, the balance of the principal reserve fund were $90,995 and $1,726,473 respectively.  The bonds were intended to be retired from funds in the reserve fund at which time the mortgage balance would be reduced accordingly.  Monthly payments into the replacement reserve account were required in the amount of $6,363. At the time of sale of the Complex, the principal reserve and replacement reserve were returned to the Operating Partnerships.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

5.       PARTNERS' EQUITY

In accordance with the terms of the partnership agreement, the General Partner, the special limited partner and the investor limited partners are allocated 1%, .01% and 98.99%, respectively, of income and losses.

Distributions

Cash flow of the Partnership available annually for distribution after payment of Partnership expenses are to be distributed 98.99% to the investor limited partners, .01% to the special limited partner and 1% to the General Partner.  For the year ended February 28, 2007 the investor limited partners received distributions of $31,444,000 from the sale of the Complex (see Note 9).  For the year ended February 28,2008, distributions were made to investor limited partners totaling $5,602,706, which include required New Jersey income tax withholding payments made on behalf of nonresident limited partners. In addition, the General Partner and the Special Limited Partner received their share of the distribution  in the amounts of $317,649 and $3,176, respectively. Subsequent to February 28, 2008, distributions have been made to investor limited partners and the General Partner totaling $16,960 and $3 respectively.
As of July 31, 2011 the Partnership’s nominee cash account had a balance of $539,095. It is the Partnership’s intention to pay its remaining expenses (primarily professional fees associated with this filing) and distribute the balance, if any, to its partners prior to the end of 2011.
Net cash proceeds available resulting from the sale of the Complex by the Operating Partnerships, (after the discharge of debts and obligations of the Operating Partnerships and the Partnership, including outstanding loans from partners or affiliates), have been distributed as follows:

-
First, 99% to the Partnership as limited partner in the Operating Partnerships and 1% to the Operating General Partner, until the Partnership received an amount equal to its adjusted contributions. The adjusted capital contributions of $19,280,000 and $194,747 were paid to the Partnership and the Operating General Partner, respectively, in 2006 after the sale of the Complex.

-
Next, 99% to the Partnership and 1% to the Operating General Partner, until the Partnership    received an amount equal to the accrued cumulative, non-compounded return of 7% per annum The cumulative return of $18,700,833 and $188,897 was paid to the Partnership and the Operating General Partner, respectively, in 2006, The Partnership distribution includes New Jersey income tax withholding payments made on behalf of non resident limited partners of the Partnership.

-
Next, to the extent available, proceeds equal to the adjusted capital contributions of the Operating General Partner of $17,057,857. Adjusted proceeds of $4,854,009 were paid to the Operating General Partner in 2006.  The Operating General Partner may receive an additional distribution to the extent amounts are available from the Agency required escrow (see Note 9).

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

6.         TAXABLE LOSS

A reconciliation of the financial statement net income of the Partnership for the years ended February 28, 2007,  2006 and 2005 to the net loss as shown on the tax  returns for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,

	2006	2005	2004

Financial statement income for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	$37,164,087	$375,916	$138,125

Interest income and other transactions due to timing differences resulting from different fiscal year ends for tax purposes v. financial reporting purposes	(8,961)	20,827	24,275
	37,155,126	396,743	162,400
Gain on sale of real estate assets for tax purposes in excess of gain for Financial statements	28,057,325	(65,846)	--

Financial statement to tax return difference arising from investments in Operating Partnerships	(319,908)	(212,586)	(139,473)

Minority interest allocation	(7,681,456)	5,358	4,188

Adjustment to fair market value of Rate Cap recorded for financial statement purposes	--	(65,846)	--

Write off of unamortized Rate Cap	--	113,891

Amounts paid/payable to related parties not deductible under Internal Revenue Code Section 267 and other adjustments	(606,556)	97,036	81,378

Excess of depreciation expense of the Operating Partnerships for income tax purpose over financial reporting purposes	(2,403,759)	(1,721,324)	(1,596,884)

Tax return net loss for the years ended December 31, 2006, 2005 and 2004, respectively	$54,200,772	$(1,386,728)	$(1,488,391)

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

6.        TAXABLE LOSS (CONTINUED)

The differences in the assets of the Partnership for financial reporting purposes and tax reporting purposes as of February 28, 2007 and 2006 are as follows:

	2007	2006

Assets – financial reporting	$8,072,299	$44,794,461

Assets – tax reporting	3,364,706	27,207,731

Difference	$4,707,593	$17,586,730

8.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents, Escrow Agreement Deposit, Mortgage Escrows and Other Deposits and Tenant Security Deposits

The carrying amount approximates fair value.

The estimated fair values of the Partnership’s financial instruments as of February 28, 2007 and 2006 are disclosed elsewhere in the financial statements.

9.        SALE OF COMPLEX AND TERMINATION OF THE PARTNERSHIP

The Operating Partnerships received a written offer effective May 24, 2006 from a non-affiliate third party to purchase the Complex for $69,960,000.  In order to obtain the approval of the Jersey City Redevelopment Authority (the issuer of the bonds underlying the mortgage of the Complex – see Note 4), the Agency required the Operating Partnerships to deposit $2,000,000 with an escrow agent in connection with any potential claims arising in connection with the status of the variable rate tax exempt bonds. The Operating General Partner agreed to such terms. Subsequent to the approval by the Agency, the sale price was modified to $69,460,000 and the sale of the Complex (the “Sale”) was consummated on November 14, 2006.

At the Sale, the Operating Partnerships repaid in full all outstanding mortgages totaling $26,435,000 and deposited an Agency-required escrow of $2,000,000, which was set aside for estimated NJ non-resident withholding tax.  In addition, the Operating Partnerships incurred closing costs of $2,792,442 and made a distribution to the Partnership in the amount of $32,378,126, with an additional amount owing of $5,602,706.  The $2,000,000 escrow was set aside from Sale proceeds otherwise payable to the Operating General Partner pursuant to the terms of the limited partnership agreements of the Operating Partnerships.  Accordingly, if such amount or any portion thereof is released pursuant to the terms of the escrow agreement between the Operating Partnerships and the Agency, any such amount will be distributed to the Operating General Partner.

WILDER RICHMAN HISTORIC PROPERTIES II, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

During the year ended February 28, 2008, the Partnership received the remaining proceeds from Sale of $2,869,088 (net of State of New Jersey withholding taxes on non–resident partners in the amount of $2,715,098 and State of New Jersey filing fees of $18,520) and made additional distributions of $2,888,032 to the limited partners and $320,825 in aggregate to the General Partner and Special Limited Partner. Subsequent to February 28, 2008, distributions have been made to investor limited partners and the General Partner totaling $141,565 and $171 respectively, with approximately $585,000 held back for potential unforeseen costs, pursuant to the terms of the Limited Partnership Agreement.

The Partnership filed a final Federal tax return effective December 31, 2007.   All remaining cash was deposited into a nominee account held by the General Partner on behalf of the Partnership. As of July 31, 2011 the Partnership’s nominee cash account had a balance of $539,095. It is the Partnership’s intention to pay its remaining expenses (primarily professional fees associated with this filing) and distribute the balance, if any, to its partners by December 31, 2011.

10.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of results of operations for each of the four quarters for the fiscal years indicated.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007

Total revenue	$1,811,764	$1,843,422	$2,734,385	$155,076

Income (loss) from continuing operations	(3,787)	(10,483)	239,798	64,331

Net income	438,554	420,233	36,242,136	63,164

Net income per unit of limited partnership interest	542.71	520.04	44,849.64	78.19

2006

Total revenue	1,789,847	1,792,871	1,748,262	1,863,213

Loss from continuing operations	(27,496)	18,881	8,588	32,764

Net income (loss)	118,513	97,831	(26,132)	185,704

Net income (loss) per unit of limited partnership interest	146.66	121.07	(32.34)	229.81